Form 10-Q
period 2007-12-31
BCSB Bancorp Inc.
filed 2008-03-24
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-148745

BCSB BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	26-1424764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236

(Address of Principal Executive Offices)

(410) 256-5000

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

As of March 20, 2008, the registrant had 100 shares of Common Stock issued and outstanding.

As of December 31, 2007, BCSB Bancorp, Inc. had not engaged in any business operations, and, therefore, the information presented in this Quarterly Report on Form 10-Q is for BCSB Bankcorp, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2007	September 30, 2007

	(Unaudited)
	(dollars in thousands except share and per share data)
Assets
Cash	$8,421	$9,468
Interest bearing deposits in other banks	4,398	17,121
Federal funds sold	48,897	49,427

Cash and Cash Equivalents	61,716	76,016

Interest bearing time deposits	100	100
Investment securities, available for sale	2,999	3,970
Loans receivable, net of allowances of ($2,632) and ($2,650)	412,083	416,302
Mortgage backed securities, available for sale	104,525	104,999
Foreclosed real estate	94	94
Premises and equipment, net	10,300	10,454
Federal Home Loan Bank of Atlanta stock, at cost	2,270	2,270
Bank Owned Life Insurance	14,008	13,847
Goodwill and other intangible assets	2,465	2,477
Accrued interest and other assets	11,963	11,852

Total assets	$622,523	$642,381

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-Interest bearing	$27,151	$30,880
Interest-bearing	511,346	527,577

Total deposits	538,497	558,457
Federal Home Loan Bank of Atlanta advances short-term	10,000	10,000
Federal Home Loan Bank of Atlanta advances long-term	10,000	10,000
Junior Subordinated Debentures	23,197	23,197
Other liabilities	5,141	6,135

Total liabilities	586,835	607,789

Commitments and contingencies

Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,929,743 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively)	59	59

Additional paid-in capital	21,621	21,620
Obligation under Rabbi Trust	1,147	1,146
Retained earnings	13,683	13,590
Accumulated other comprehensive income (loss)	275	(682)
Employee Stock Ownership Plan	—	(44)
Stock held by Rabbi Trust	(1,097)	(1,097)

Total stockholders’ equity	35,688	34,592

Total liabilities and stockholders’ equity	$622,523	$642,381

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$6,912	$7,327
Interest on mortgage backed securities	1,460	1,174
Interest and dividends on investment securities	809	1,569
Other interest income	81	160

Total interest income	9,262	10,230

Interest Expense
Interest on deposits	4,860	5,332
Interest on FHLB borrowings – short term	113	237
Interest on FHLB borrowings – long term	116	1,054
Other interest expense—debentures	511	516

Total interest expense	5,600	7,139

Net interest income	3,662	3,091
Provision for losses on loans	0	55

Net interest income after provision for losses on loans	3,662	3,036

Other Income
Loss on Repossessed Assets	(38)	—
Mortgage Banking Operations	12	(1)
Fees on transaction accounts	254	137
Income from Bank Owned Life Insurance	135	147
Miscellaneous income	102	99

Other income, net	465	382

Non-Interest Expenses
Salaries and related expense	2,202	1,933
Occupancy expense	561	540
Data processing expense	364	337
Property and equipment expense	287	288
Professional Fees	92	211
Advertising	150	124
Telephone, postage and office supplies	119	89
Other expenses	322	307

Total non-interest expenses	4,097	3,829

Income (loss) before tax benefit	30	(411)
Income tax benefit	(63)	(178)

Net Income (loss)	$93	$(233)

Net Income (Loss) Per Share of Common Stock
Basic and diluted income (loss) per share of common stock	$.02	$(.04)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2007	2006
	(in thousands)
Net Income (Loss)	$93	$(233)
Other comprehensive income, net of tax:
Unrealized net holding gains on available-for-sale portfolios, net of tax of $632 and $233	957	371

Comprehensive Income	$1,050	$138

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
Operating Activities
Net Income (loss)	$93	$(233)
Adjustments to Reconcile Net loss to

Net Cash Provided by Operating Activities
Amortization of deferred loan fees and cost, net	(38)	(33)
Provision for losses on loans	—	55
Non-cash compensation under Stock-based Benefit Plan	45	81
Amortization of purchase premiums and discounts, net	49	64
Provision for depreciation	260	263
Loss on sale of repossessed assets	38	—
Increase in cash surrender value of bank owned life insurance	(135)	(147)
Increase in accrued interest and other assets	(710)	(123)
Decrease in other liabilities	(1,220)	(327)
Increase in obligation under Rabbi-Trust	3	11

Net cash used by operating activities	(1,615)	(389)

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(28)	(13)
Purchase of investment securities – available for sale	—	(423)
Proceeds from maturities of investment securities – available for sale	1,000	6,200
Proceeds from maturities of investment securities – held to maturity	—	3,000
Net decrease in loans	4,134	3,295
Principal collected on mortgage backed securities	2,003	5,273
Proceeds from sales of repossessed assets	50	35
Investment in premises and equipment	(106)	(25)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	—	697

Net cash provided by investing activities	7,053	18,039

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	For The Three Months Ended December 31,
	2007	2006
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in deposits	$(19,764)	$(3,623)
Net increase in advances by borrowers for taxes and insurance	26	56
Proceeds from Federal Home Loan Bank of Atlanta advances	—	26,500
Repayment of Federal Home Loan Bank of Atlanta advances	—	(40,800)

Net cash used by financing activities	(19,738)	(17,867)

Decrease in cash and cash equivalents	(14,300)	(217)
Cash and cash equivalents at beginning of period	76,016	11,737

Cash and cash equivalents at end of period	$61,716	$11,520

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$5,435	$7,043

Income taxes	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Principles of Consolidation

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

Note 2—Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2008. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan losses (the “Allowance”), other-than-temporary impairment of investment securities, deferred tax assets, and intangible assets.

Note 3—Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of ninety days or less.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4—Earnings (Loss) Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income/loss (numerator) for all periods presented. All options outstanding for both periods presented were anti-dilutive. The diluted adjustment for the three months ended December 31, 2007 is as a result of restricted stock grants. The basic and diluted weighted average shares outstanding for the three months ended December 31, 2007 and 2006 is as follows:

	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
For the Three Months Ended December 31, 2007
Basic EPS
Income available to shareholders	$93	$5,908	$.02

Diluted EPS
Effect of dilutive shares	—	9	—

Income available to shareholders plus assumed conversions	$93	$5,917	$.02

For the Three Months Ended December 31, 2006
Basic EPS
(Loss) available to shareholders	$(233)	$5,873	$(.04)

Diluted EPS
Effect of dilutive shares	—	—	—

(Loss) available to shareholders plus assumed conversions	$(233)	$5,873	$(.04)

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5—Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2007.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount		% of Assets
	(dollars in thousands)
Tangible (1)	$47,540	7.78%	$9,166	1.50%	$	N/A	N/A	%
Tier I capital (2)	47,540	12.49	N/A	N/A		22,840	6.00
Core (1)	47,540	7.78	24,443	4.00		30,558	5.00
Risk-weighted (2)	49,804	13.08	30,453	8.00		38,066	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets

Note 6—Stock Option Plans

The Company has a Stock Option Plan (the “Plan”) whereby 228,660 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 82,500 options granted during the year ended September 30, 2002. There were 30,000 options granted during the year ended September 30, 2007. No options were granted during the years ended September 30, 2006 or 2005.

At December 31, 2007 there were 23,250 shares under option with an exercise price of $8.00 and a weighted average contractual life of 1.5 years, 68,250 shares with an exercise price of $11.375 and a weighted average remaining life of 4.4 years, 20,000 shares with an exercise price of $14.97 and a weighted average remaining life of 9 years and 10,000 shares with an exercise price of $9.45 and a weighted average life of 9.75 years. The total exercisable shares of 95,500 have a weighted average remaining life of 4.0 years, and an aggregate intrinsic value of $(423,000).

The following table summarizes the status of and changes in the Company’s stock option plan during the quarter ended December 31, 2007.

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6—Stock Option Plans—continued

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	121,500	$11.16
Options exercised
Granted	—	—
Outstanding at December 31, 2007	121,500	$11.16

Exercisable at December 31, 2007	95,500	$10.74

No options were granted during the three months ended December 31, 2007 and 20,000 were granted during the three months ended December 31, 2006. The fair values of our options granted were calculated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions for the three months ended December 31, 2007 and 2006:

2006
Dividend Yield	$0
Expected volatility	26.65
Risk-free interest rate	4.64
Expected lives	10.0 years

Note 7—Recent Accounting Pronouncements

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

BCSB BANKCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, “Fair Value Measurements”. We are evaluating the effects of this statement on our financial statements.

In December 2007, the FASB issued SFAS No. 141, Revised 2007 (SFAS 141R), “Business Combinations”. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. We do not expect the implementation of SFAS 141R to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statements.

Note 8—Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $769,000 of standby letters of credit as of December 31, 2007. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2007 for guarantees under standby letters of credit issued is not considered to be material.

Note 9—Reclassifications—Certain prior years’ amounts have been reclassified to conform to the current year’s method of presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bancorp, Inc. BCSB Bancorp is a Maryland corporation formed by Baltimore County Savings Bank, F.S.B. in March 2007 to be its holding company upon the completion of the Bank’s conversion from the mutual holding company to the stock holding company form of organization. As of December 31, 2007, BCSB Bancorp had not engaged in any business operations.

BCSB Bankcorp, Inc. BCSB Bankcorp, Inc. (the “Company”) serves as the holding company for its wholly owned subsidiaries, Baltimore County Savings Bank, F.S.B. (the “Bank”), BCSB Bankcorp Capital Trust I and BCSB Bankcorp Capital Trust II. Baltimore County Savings Bank, M.H.C. (the “MHC”), a federal mutual holding company, owns 63.3% of the Company’s outstanding common stock. The Company’s assets consist of its investment in the Bank and its portfolio of investment securities. The Company is primarily engaged in the business of directing, planning and coordinating the business activities of the Bank.

The Company’s most significant asset is its investment in the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At December 31, 2007, the Company had total consolidated assets of $622.5 million, total deposits of $538.5 million and stockholders’ equity of $35.7 million.

The Company’s and the Bank’s executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is (410) 256-5000.

Baltimore County Savings Bank, F.S.B. Baltimore County Savings Bank. F.S.B. (the “Bank”) is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area, which consists of the Baltimore Metropolitan Area. The Bank was chartered by the State of Maryland in 1955 under the name Baltimore County Building and Loan Association. The Bank received federal insurance of its deposit accounts in 1985 and received a federal charter in 1987, at which time it adopted its present name of Baltimore County Savings Bank, F.S.B. The Bank operates out of its main office in Baltimore County, Maryland and 18 branch offices in Baltimore County, Harford County and Howard County and Baltimore City in Maryland.

The Bank’s principal business consists of attracting deposits from the general public and investing these funds in loans secured by first mortgages on owner-occupied, single-family residences in the Bank’s market area, and, other real estate loans, consisting of construction loans, single-family rental property loans and commercial real estate loans. To a lesser extent the Bank originates consumer loans, and commercial loans. The Bank derives its income principally from interest earned on loans and, to a lesser extent, interest earned on mortgage-backed securities and investment securities and fees and charges. Funds for these activities are provided principally by operating revenues, deposits and repayments of outstanding loans and investment securities and mortgage-backed securities.

Plan of Conversion and Reorganization

On February 14, 2007, the Company announced that it adopted a Plan of Conversion and Reorganization (the “Plan”), pursuant to which it would convert from the mutual holding structure to the stock holding company structure. Pursuant to the terms of the Plan, the Company’s wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. (the “Bank”), formed a new Maryland corporation that will acquire all of the outstanding shares of the Bank’s common stock. Shares of the Company’s common stock, other than those held by the Baltimore County Savings Bank, M.H.C. (the “MHC”), will be converted into shares of the new Maryland corporation pursuant to an exchange ratio designed to approximate the percentage ownership interests of such persons.

As part of the Plan, the new Maryland holding company will offer shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan. The amount of stock that will be offered will be based on an independent appraisal of the Company as fully converted. The new Maryland Corporation expects to retain one-half of the net proceeds of the offering, less the amount needed to fund an employee stock ownership plan, and contribute the remaining net proceeds to the Bank. Consummation of the Plan is subject to, among other conditions, the approval of the Office of Thrift Supervision, the Company’s stockholders and the MHC’s members.

Supervisory Agreement and Other Commitments

On December 8, 2005, Baltimore County Savings Bank entered into a Supervisory Agreement with the Office of Thrift Supervision. Pursuant to the terms of the Supervisory Agreement, we agreed as follows:

•	To take all necessary and appropriate actions to comply with the Bank Secrecy Act and the Flood Disaster Protection Act and applicable regulations under these acts.

•

Within 60 days, to prepare, adopt and submit for review and approval by the Office of Thrift Supervision a comprehensive three year business plan that considers our existing operations, business strategies, current market conditions, local demographics, earnings, available resources and existing capital levels. We must implement the business plan as approved by the Office of Thrift Supervision, and any material modifications to the business plan must be submitted to the Office of Thrift Supervision 45 days prior to implementation.

•

To review and revise as necessary our written policy for compliance with the Bank Secrecy Act laws and regulations. In amending the Bank Secrecy Act compliance program, the Board of Directors must: (i) review and revise as necessary our written methodology for assigning risk levels; (ii) strengthen our customer identification program; (iii) review and revise as necessary our written internal controls, due diligence processes and oversight and monitoring procedures; (iv) strengthen our currency transaction reporting procedures; (v) review and revise as necessary our specific review procedures to ensure the accurate completion and timely filing of all currency transaction reports; and (vi) strengthen Baltimore County Savings Bank’s independent testing of Bank Secrecy Act compliance. The Board also must review our Bank Secrecy Act compliance program on an annual basis to assess its adequacy and compliance with applicable Bank Secrecy Act laws and regulations and, within 60 days, review and revise our policies and procedures for conducting annual independent testing of our Bank Secrecy Act compliance program.

•

To review and amend as necessary our Flood Disaster Protection Act policy and procedures to ensure that appropriate flood insurance, if required, is obtained and maintained for all properties securing a loan from us. We also must ensure that our personnel receive appropriate training and periodically review our compliance with the Flood Disaster Protection Act policy.

•	To review and revise as necessary our written indirect automobile loan underwriting policies and procedures to strengthen and improve our automobile underwriting and approval process.

The Supervisory Agreement will remain in effect until terminated, modified, or suspended in writing by the Office of Thrift Supervision.

In addition to the Supervisory Agreement, we have made certain other commitments to the Office of Thrift Supervision. These commitments are as follows:

•	Baltimore County Savings Bank will not pay any dividend to BCSB Bankcorp or to Baltimore County Savings Bank, M.H.C. without the prior written approval of the Office of Thrift Supervision.

•	BCSB Bankcorp will not declare or pay any dividends, nor will it incur any debt, without the prior written approval of the Office of Thrift Supervision.

•	Our Board of Directors will revise our internal control policies and procedures related to higher risk accounts in accordance with our Bank Secrecy Act compliance program.

We believe we have fully adopted and implemented the various plans, policies and procedures required by the Supervisory Agreement. While we believe we are in compliance with the terms of the Supervisory Agreement and our additional commitments, a failure to comply with the Supervisory Agreement and our additional commitments could result in the initiation of further enforcement action by the Office of Thrift Supervision, including the imposition of civil monetary penalties. We have incurred significant additional regulatory compliance expense in connection with the Supervisory Agreement and our additional commitments. Through September 30, 2007, we estimate that we have incurred approximately $190,000 in costs as a result of addressing issues included in the Supervisory Agreement. However, regulatory compliance expense attributable to the Supervisory Agreement and our additional commitments is not anticipated to have a material financial impact on us in the future, except that, if we are unable to complete this offering, BCSB Bankcorp’s commitment not to incur debt, and Baltimore County Savings Bank’s commitment not to pay a dividend to BCSB Bankcorp, without prior Office of Thrift Supervision approval, could adversely affect our ability to meet our obligations under our trust preferred securities. For further information, see “Risk Factors—Risks Related to Our Business”—Reported in our Form 10-K. We are subject to the restrictions and conditions of a Supervisory Agreement with, and other commitments have made to, the Office of Thrift Supervision. Failure to comply with the Supervisory Agreement could result in additional enforcement action against us, including the imposition of monetary penalties, and could adversely affect our ability to meet our obligations under our trust preferred securities. “ and “Regulation and Supervision.”

Critical Accounting Policies

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

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimated loss and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of Allowance for Loan Losses in Notes 1 and 3 to the Consolidated Financial Statements in the Annual Report for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

We account for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2007 and September 30, 2007

During the three months ended December 31, 2007, our assets decreased by $19.9 million, or 3.1% from $642.4 million at September 30, 2007 to $622.5 million at December 31, 2007. Our interest bearing deposits in other banks decreased $12.7 million, or 74.3% from $17.1 million at September 30, 2007 to $4.4 million at December 31, 2007. The decrease in liquidity was used to fund maturing certificate of deposit accounts. Our investment portfolio available for sale decreased $1.0 million or 24.5%, from $4.0 million at September 30, 2007 to $3.0 million at December 31, 2007 due to maturing investments. Net loans receivable, decreased $4.2 million, or 1.0%, from $416.3 million at September 30, 2007 to $412.1 million at December 31, 2007. Our lending strategy has shifted such that commercial real estate lending, commercial business lending and home equity lending has become a key focus. We have ceased our indirect auto lending program. The indirect loan portfolio which was $17.8 million at December 31, 2007 is expected to decline over time as the loans are paid down. Our mortgage-backed securities available for sale decreased by $500,000, or .5%, from $105.0 million at September 30, 2007 to $104.5 million at December 31, 2007. At December 31, 2007, all mortgage-backed securities were classified as available for sale for liquidity purposes. Premises and equipment decreased $154,000, or 1.5% from $10.4 million at September 30, 2007 to $10.3 million at December 31, 2007. The cash surrender value on the Bank Owned Life Insurance increased $161,000, or 1.2% from $13.8 million at September 30, 2007 to $14.0 million at December 31, 2007. Our current budget calls for minimal growth, until interest margins improve to a level sufficient to allow growth. We are seeking to increase core deposits in an effort to reduce our cost of funds.

Deposits decreased by $20.0 million, or 3.6%, from $558.5 million at September 30, 2007 to $538.5 million at December 31, 2007. Short-term advances and long term advances from the Federal Home Loan Bank of Atlanta remained stable. Advances may be used to fund loan demand when available liquidity and deposit growth do not meet this demand.

Stockholders’ equity increased by $1.1 million , or 3.1% from $34.6 million at September 30, 2007 to $35.7 million at December 31, 2007, which was primarily attributable to the decrease in accumulated other comprehensive loss of $957,000 from a loss $682,000 at September 30, 2007 to a gain of $275,000 at December 31, 2007. These unrealized losses and gains are considered temporary as they reflect changing market values as interest rates fluctuate. This improvement in market value is due to the effect lower interest rates have on the available for sale securities and has no impact on our regulatory capital.

Comparison of Operating Results for the Three Months Ended December 31, 2007 and 2006

Net Income. Net income increased from a net loss of $233,000 for the three months ended December 31, 2006 to net income of $93,000 for the three months ended December 31, 2007. The increase was primarily due to improved net interest income which increased by $571,000, or 18.5% from $3.1 million for the three months ended December 31, 2006 to $3.7 million for the three months ended December 31, 2007 resulting from the balance sheet restructuring completed during the second and third quarters of fiscal year ended September 30, 2007. Other income also increased by $83,000 to $465,000, or 21.9% as compared to $382,000 for the same period in the preceeding year. These increases in net interest income and other income were partially offset by increased non-interest expenses of $268,000.

Net Interest Income. Net interest income increased by $571,000, or 18.5%, from $3.1 million for the three months ended December 31, 2006 to $3.7 million for the three months ended December 31, 2007. The increase in net interest income primarily was due to increases in the average rate of interest earning assets resulting from the balance sheet restructuring completed during the second and third quarters of fiscal year ended September 30, 2007. The net interest margin increased 77 basis points from 1.69% for the three months ended December 31, 2006 to 2.46% for the three months ended December 31, 2007. Our ratio of average interest-earning assets to average interest-bearing liabilities increased from 99.47% for the three months ended December 31, 2006 to 99.74% for the three months ended December 31, 2007.

Interest Income. Interest income decreased by $968,000, or 9.5% from $10.2 million for the three months ended December 31, 2006 to $9.3 million for the three months ended December 31, 2007. Interest and fees on loans decreased by $415,000, or 5.7%, from $7.3 million for the three months ended December 31, 2006 to $6.9 million for the three months ended December 31, 2007. This was primarily due to a decrease in the average balance of loans receivable of $42.6 million from $461.8 million for the three months ended December 31, 2006 to $419.2 for the three months ended December 31, 2007. This decrease was partially offset by an increase in the average yield earned on loans receivable of 24 basis points from 6.35% for the three months ended December 31, 2006 to 6.59% for the three months ended December 31, 2007. The decrease in the average balance of loans receivable was primarily attributable to the sale of $46.4 million in residential loans in connection with the balance sheet restructuring. The increase in the average yield was attributable to the shift within the portfolio from residential mortgages and automobile loans to higher yielding commercial loans. Interest on mortgage-backed securities increased by $286,000 or 24.4% from $1.2 million for the three months ended December 31, 2006 to $1.5 million for the three months ended December 31, 2007. This increase was primarily due to the increase in the average rate from 4.14% for the three months ended December 31, 2006 to 5.53% for the three months ended December 31, 2007. This increase was partially offset by a decrease in the average balance of mortgage-backed securities from $113.4 million for the three months ended December 31, 2006 to $105.6 million for the three months ended December 31, 2007. Interest and dividends on investment securities decreased by $760,000, or 48.4% from $1.6 million for the three months ended December 31, 2006 to $809,000 for the three months ended December 31, 2007. This was primarily due to a decrease in the average balance from $147.8 million for the three months ended December 31, 2006 to $64.3 million for the three months ended December 31, 2007 as these securities either matured or were sold.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $7.1 million for the three months ended December 31, 2006 to $5.6 million for the three months ended December 31, 2007, a decrease of $1.5 million or 21.6%. Interest on deposits decreased $472,000 from $5.3 million for the three months ended December 31, 2006 to $4.9 million for the three months ended December 31, 2007 due to a decrease in the average balance of deposits from $606.0 million for the three months ended December 31, 2006 to $552.1 million for the three months ended December 31, 2007. The average cost of the deposits remained stable at 3.52%. Interest on short-term borrowings decreased by $124,000 or 52.3% for the three months ended December 31, 2007. Interest on long-term borrowings decreased by $938,000 or 89.0% for the three months ended December 31, 2007. The overall decrease in borrowings was primarily due to a decrease of $86.3 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the three months ended December 31, 2007 in connection with the balance sheet restructuring. Advances totaling $104.0 million were prepaid. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which remained relatively stable for the three months ended December 31, 2007 and December 31, 2006. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly. At December 31, 2007 the rate was 8.9% on $12.5 million of trust preferred securities and 8.4% on $10.0 million of trust preferred securities.

Average Balance Sheet. The following table sets forth certain information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2007 and 2006.

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

	For the Three Months Ended December 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$419,242	$6,912	6.59%	$461,827	$7,327	6.35%
Mortgage-backed securities	105,659	1,460	5.53	113,399	1,174	4.14
Dividends and investment securities	64,336	809	5.78	147,778	1,569	4.25
Other Investments	5,601	81	5.03	10,141	160	6.31

Total Interest-earning assets	594,838	9,262	6.23	733,145	10,230	5.58
Bank Owned Life Insurance	13,406			13,273
Noninterest-earning assets	24,786			26,629

Total assets	$633,030			$773,047

Interest-bearing liabilities:
Deposits	$552,153	$4,860	3.52%	$606,016	$5,332	3.52%
FHLB Advances short-term	10,000	113	4.52	21,233	237	4.46
FHLB Advances long-term	10,000	116	4.64	85,111	1,054	4.95
Junior Subordinated Debentures	23,197	511	8.81	23,197	516	8.90
Other liabilities	1,038	0.00		1,505	0.00

Total interest-bearing liabilities	596,388	5,600	3.76	737,062	7,139	3.87

Noninterest-bearing liabilities	1,296			2,255

Total liabilities	597,684			739,317
Stockholders’ Equity	35,346			33,730

Total liabilities and stockholders’ equity	$633,030			$773,047

Net interest income		$3,662			$3,091

Interest rate spread			2.47%			1.71%

Net interest margin			2.46%			1.69%

Ratio average interest earning assets/interest bearing liabilities			99.74%			99.47%

Rate/Volume Analysis. The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by the changes in volume).

	For Three Months Ended December 31,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable	$(666)	$277	$(26)	$(415)
Mortgage-backed securities	(74)	386	(26)	286
Investment securities and FHLB Stock	(1,510)	576	(554)	(1,488)
Other interest-earning assets	854	(32)	(173)	649

Total interest-earning assets	(1,396)	1,207	(779)	(968)

Interest expense:
Deposits	(475)	3	0	(472)
FHLB advances short term	(125)	3	(2)	(124)
FHLB advances long term	(930)	(67)	59	(938)
Trust Preferred Securities	0	(5)	0	(5)
Other liabilities	0	0	0	0

Total interest-bearing liabilities	(1,530)	(66)	57	(1,539)

Change in net interest income	$134	$1,273	$(836)	$571

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We did not establish any additional provision for losses on loans during the quarter ended December 31, 2007 as compared to a provision of $55,000 for the three months ended December 31, 2006. Loan chargeoffs for the three months ended December 31, 2007 were $109,000 as compared to $53,000 for the three months ended December 31, 2006, an increase of $56,000. Loan recoveries were $91,000 for the three months ended December 31, 2007 compared to $84,000 for the three months ended December 31, 2006. Non performing loans at December 31, 2007 were $3.0 million as compared to $2.6 million at December 31, 2006. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased by $83,000, or 21.7% from $382,000 for the three months ended December 31, 2006 to $465,000 for the three months ended December 31, 2007. The increase in other income for the three months ended December 31, 2007 was primarily attributable to an increase in fees on transaction accounts, partially offset by $38,000 in losses on repossessed assets. Fees on transaction accounts increased $117,000, or 85.4%, from $137,000 for the three months ended December 31, 2006 to $254,000 for the three months ended December 31, 2007. The increase is primarily attributable to the implementation of an overdraft protection program. Income from Bank Owned Life Insurance (BOLI) decreased $12,000 for the three months ended December 31, 2007 from $147,000 for the three months ended December 31, 2006, to $135,000 for the three months ended December 31, 2007. This decrease was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $268,000, or 7.0%, from $3.8 million for the three months ended December 31, 2006 to $4.1 million for the three months ended December 31, 2007. The increase in non-interest expenses was primarily due to the increase in salaries and related expenses by $269,000, or 13.9%, from $1.9 million for the three months ended December 31, 2006 to $2.2 million for the three months ended December 31, 2007. Occupancy expense also increased by $21,000, from $540,000 for the three months ended December 31, 2006 to $561,000 for the three months ended December 31, 2007. Data processing fees increased $27,000, from $337,000 for the three months ended December 31, 2006 to $364,000 for the three months ended December 31, 2007. This increase was due to the increase in the data processor’s contract fees. Advertising expense also increased by $26,000, or 21.0%, from $124,000 for the three months ended December 31, 2006 to $150,000 for the three months ended December 31, 2007. This increase was due to increased advertising during the period. Telephone, postage and office supplies increased by $30,000, or 33.7%, from $89,000 for the three months ended December 31, 2006 to $119,000, for the three months ended December 31, 2007. These increases were primarily due to increased postage cost on annual mailings. These increases were partially offset by a decrease in professional fees of $119,000, or 56.4%, from $211,000 for the three months ended December 31, 2006 to $92,000 for the three months ended December 31, 2007. The decrease in professional fees was primarily due to reduced legal and consulting fees.

Income Taxes. Our income tax benefits were $63,000 and $178,000 for the three months ended December 31, 2007 and 2006, respectively. Our tax benefit decreased for the three months ended December 31, 2007 as compared to the same quarter in the prior year primarily due to improved pretax earnings. However, the tax benefit rate as a percentage of pretax earnings increased substantially during the three months ended December 31, 2007 as compared with the three months ended December 31, 2006. This change relates to recently enacted increases in Maryland state corporate income tax rates from 7% to 8.25%. Deferred tax assets were adjusted to reflect the new state income tax rate when such assets are expected to be realized. The adjustment increased our income tax benefit by approximately $50,000 for the three months ended December 31, 2007. Additionally, our effective tax rate is impacted by income received from the Bank Owned Life Insurance, which is not subject to income taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2007	December 31, 2006
	(In thousands)
Commitments to originate new loans	$8,887	$4,432
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	29,064	30,162
Commercial letters of credit	769	746

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 60 days. Most equity line commitments for the unfunded portion of equity lines are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our credit evaluation of the borrower.

Asset Quality

At December 31, 2007, we had $3.0 million in non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, representing .49% of total assets. At September 30, 2007, non-performing assets were $2.4 million or .35% of assets. There was one impaired commercial loan with an outstanding balance of $2.3 million at December 31, 2007. This loan is collateral dependent and we do not expect to incur any losses on this loan. This is a single commercial real estate loan that was classified as nonaccrual during the year ended September 30, 2006. This loan is secured by a mixed retail and office use commercial office building in Timonium, Maryland. The property securing the loan was appraised at $2.6 million. The borrower is in bankruptcy. The collateral securing this loan was sold in October 2007 at auction with the proceeds being retained by us in an escrow account pending final ratification of the sale by the bankruptcy court. Once the court ratifies the sale, we do not anticipate any additional loss to be recognized with this loan. Our net charge offs for the quarter ended December 31, 2007 were $18,000. Our allowance for loan losses was $2.6 million at December 31, 2007 compared to $2.7 million at September 30, 2007.

The following table presents an analysis of our non-performing assets:

	At December 31, 2007	At September 30, 2007
	(in thousands)
Nonperforming loans:
Nonaccrual loans:
Single Family residential	$657	$—
Multi-family residential	—	—
Commercial Real Estate	2,296	2,266
Construction	—	—
Commercial Loans	—	—
Land	—	—
Consumer Loans	2	24

Total Nonaccrual loans	2,955	2,290
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	2,955	2,290
Other non-performing assets	94	108

Total nonperforming assets	$3,049	$2,398

Nonperforming loans to loans receivable, net	.72%	.53%
Nonperforming assets as a percentage of loans and foreclosed real estate	.74%	.58%
Nonperforming assets to total assets	.49%	.35%

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31,
	2007	2006
Balance at beginning of period	$2,650	$2,679

Loans charged-off:
Real estate mortgages:
Single-family residential	(35)	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(74)	(108)

Total charge-offs	(109)	(108)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	91	84

Total recoveries	91	84
Net loans charged-off	(18)	(24)
Provision for loan losses	—	55

Balance at end of period	$2,632	$2,710

Ratio of net (recoveries) charge-offs to average loans outstanding during the period	.01%	(.01)%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2007, we had $2.1 million in classified assets, consisting of $2.0 million in substandard loans, $59,000 in foreclosed real estate and $35,000 in other repossessed assets. At September 30, 2007, we had $5.8 million in substandard and loss loans, consisting of $5.7 million in loans, $94,000 in foreclosed real estate and $29,000 in other repossessed assets.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2007, we have identified approximately $9.1 million in assets classified as special mention. At September 30, 2007, $1.9 million in assets were classified as special mention.

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but are expected to have occurred. Management conducts regular reviews of the Banks’ assets and evaluates the need to establish allowances on the basis of these reviews. Allowances are established by management and reviewed by the Board of Directors on a monthly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. An independent third party review of the Bank’s commercial loan portfolio was conducted during the quarter ended September 30, 2007. Underwriting methodology, risk assessment procedures and adequacy of allowance for loan losses were focus areas of the review. Conclusions reached were supportive of management’s position that reserve levels were adequate.

Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the collateral.

Asset quality concerns have increased recently as a result of declining conditions in housing and credit markets. The Bank has no direct sub-prime or Alt-A loss exposure in its loan portfolio. Although “special mention” assets increased from September 30, 2007 to December 31, 2007, substandard and loss loans, which exhibit the greatest risk exposure, decreased during the same period from $5.8 million at September 30, 2007 to $2.1 million at December 31, 2007. More than 75% of total nonperforming assets at December 31, 2007 consist of one loan, for which collateral has already been sold with proceeds held by the Bank in escrow pending ratification of the sale. No loss of principal is anticipated on this loan. Loan loss reserves as a percentage of gross loans outstanding have increased slightly between September 30, 2007 and December 31, 2007. Based upon these factors, it was determined that the allowance for loan losses at December 31, 2007 was adequate and that no additional provision for loan losses during the three months ending December 31, 2007 was necessary.

Liquidity and Capital Resources

BCSB Bankcorp has no business other than that of Baltimore County Savings Bank and investing its assets. Baltimore County Savings Bank is subject to certain regulatory limitations with respect to the payment of dividends to BCSB Bankcorp.

At December 31, 2007, Baltimore County Savings Bank exceeded all regulatory minimum capital requirements. For information regarding Baltimore County Savings Bank’s retained earnings as reported in its financial statements at December 31, 2007 to its tangible, core and risk-based capital levels and a comparison of regulatory requirements, see Note 5 of Notes to Consolidated Financial Statements.

Our primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

Our primary investing activities are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2007, and 2006, we had $16.9 million and $21.8 million, respectively, of loan originations. During the three months ended December 31, 2007, and 2006, we purchased investment securities in the amounts of $0, and $423,000, respectively. No mortgage-backed securities were purchased in the respective periods. Our primary financing activity is the attraction of savings deposits.

We have other sources of liquidity if there is a need for funds. Baltimore County Savings Bank has the ability to obtain advances from the Federal Home Loan Bank of Atlanta. In addition, BCSB Bankcorp maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed.

Baltimore County Savings Bank’s average daily liquidity ratio for the month of December 2007 was approximately 21.4%. We seek to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, our relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

Our most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on our operating, financing and investing activities during any given period. At December 31, 2007, cash, interest-bearing deposits in other banks and federal funds sold totaled $8.4 million, $4.4 million and $48.9 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2007 totaled $254.6 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2007, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $769,000, $29.1 million and $8.9 million, respectively.

In June, 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, of which BCSB Bankcorp owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and resets quarterly. The rate was 8.92% and 9.02% at December 31, 2007 and 2006, respectively.

The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bankcorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bankcorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The preferred securities are redeemable by BCSB Bankcorp at any time at a redemption price equal to 100% of the principal amount plus any accrued interest.

In September, 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II (the Trust), a Delaware business trust, of which BCSB Bankcorp owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 8.27% and 8.37% at September 30, 2007 and 2006, respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bankcorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bankcorp of BCSB Bankcorp Capital Trust II obligations under the Preferred securities. The Preferred securities are redeemable by BCSB Bankcorp on or after October 7, 2008 at a redemption price equal to 100% of the principal amount plus any accrued interest, or under certain conditions in whole but not in part at any time before October 7, 2008 at a redemption price equal to 103% of the principal amount plus any accrued interest.

Pursuant to these Trust Preferred securities,BCSB Bankcorp makes quarterly payments of principal and interest, which totaled $511,000 during the quarter ended December 31, 2007.

At December 31, 2007, BCSB Bankcorp had cash and other liquid assets totaling $2.3 million at the holding company level. Assuming that (i) interest rates remain stable and (ii) there are no other changes in BCSB Bankcorp’s ongoing holding company level expenses, we estimate that, absent cash dividends from Baltimore County Savings Bank or the completion of the conversion, BCSB Bankcorp would deplete its liquid assets by the end of 2008. BCSB Bankcorp would deplete its liquid assets even sooner should LIBOR increase, thereby increasing the interest rate on BCSB Bankcorp’s trust preferred securities obligations. In order to conserve liquid assets at the holding company level, at its November 29, 2006 meeting, the Board of Directors voted to suspend BCSB Bankcorp’s cash dividend payments to its stockholders and agreed with the Office of Thrift Supervision not to make further dividend payments without prior Office of Thrift Supervision approval. Nevertheless, if Baltimore County Savings Bank is unable to generate earnings to support future dividend payments to BCSB Bankcorp, or if Baltimore County Savings Bank is otherwise limited in its ability to pay dividends to BCSB Bankcorp, in amounts sufficient to meet BCSB Bankcorp’s debt service obligations, and BCSB Bankcorp is unable to raise additional capital, BCSB Bankcorp could at some point in the future fail to meet its trust preferred securities obligations. In such event, after five years following failure to make payments on its trust preferred obligations, the holders of the trust preferred securities could require immediate redemption of such securities, which could cause BCSB Bankcorp to suffer a significant decline in capital.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

We consider interest rate risk to be our most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of our loan and deposit portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income.

We monitor for material changes in market risk. Although there have been notable changes recently in housing and credit market conditions, we do not believe we have been subjected to material changes in market risk exposure since September 30, 2007.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of our disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but our principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 15d-15 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: March 21, 2008	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: March 21, 2008	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)