Form 10-Q
period 2008-03-31
BCSB Bancorp Inc.
filed 2008-05-13
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-53163

BCSB BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	26-1424764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236

(Address of Principal Executive Offices)

(410) 256-5000

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

As of April 10, 2008, the issuer had 3,120,945 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB Bankcorp Inc.’s wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. (the “Bank”), formed a new Maryland corporation BCSB Bancorp Inc. (the “Company”) that acquired all of the outstanding shares of the Bank’s common stock after completion of the Bank’s conversion from a mutual holding company structure that occurred April 10, 2008. At March 31, 2008, the Company had no assets and conducted no operations, and therefore, the information presented in this report is for BCSB Bankcorp, Inc.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008	September 30, 2007
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$10,777	$9,468
Interest-bearing deposits in other banks	9,847	17,121
Federal funds sold	50,249	49,427

Cash and Cash Equivalents	70,873	76,016

Interest bearing time deposits	100	100
Investment securities, available for sale	1,501	3,970
Loans receivable, net	406,567	416,302
Mortgage-backed securities, available for sale	101,793	104,999
Foreclosed real estate	59	94
Premises and equipment, net	10,053	10,454
Federal Home Loan Bank of Atlanta stock, at cost	2,009	2,270
Bank owned life insurance	14,132	13,847
Goodwill and other intangible assets	2,453	2,477
Accrued interest and other assets	12,271	11,852

Total assets	$621,811	$642,381

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$29,125	$30,880
Interest-bearing	506,633	527,577

Total Deposits	535,758	558,457
Short Term Advances from the Federal Home Loan Bank of Atlanta	10,000	10,000
Long Term Advances from the Federal Home Loan Bank of Atlanta	10,000	10,000
Junior Subordinated Debentures	23,197	23,197
Other liabilities	6,746	6,135

Total liabilities	585,701	607,789

Commitments and contingencies
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 5,929,743 issued and outstanding at March 31, 2008 and September 30, 2007)	59	59
Additional paid-in capital	21,639	21,620
Obligation under Rabbi Trust	1,120	1,146
Retained earnings (substantially restricted)	13,738	13,590
Accumulated other comprehensive income loss (net of taxes)	626	(682)
Employee Stock Ownership Plan	—	(44)
Stock held by Rabbi Trust	(1,072)	(1,097)

Total stockholders’ equity	36,110	34,592

Total liabilities and stockholders’ equity	$621,811	$642,381

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$13,589	$14,590	$6,677	$7,263
Interest on mortgage–backed securities	2,890	2,336	1,430	1,162
Interest and dividends on investment securities	149	3,066	67	1,497
Other interest income	1,236	213	428	53

Total interest income	17,864	20,205	8,602	9,975

Interest Expense
Interest on deposits	9,416	10,450	4,556	5,118
Interest on borrowings – short term	219	864	106	627
Interest on borrowings – long term	243	1,678	127	624
Other interest expense – debentures	961	1,024	450	508

Total interest expense	10,839	14,016	5,239	6,877

Net interest income	7,025	6,189	3,363	3,098
Provision for losses on loans	—	117	—	62

Net interest income after provision for losses on loans	7,025	6,072	3,363	3,036

Other Income
Loss on repossessed assets	(42)	(10)	(4)	(10)
Valuation allowance on loans held for sale	—	(1,506)	—	(1,506)
Mortgage banking operations	23	1	11	2
Fees on transaction accounts	476	260	222	123
Loss on sale of investments and mortgage-backed securities	—	(5,891)	—	(5,891)
Income from bank owned life insurance	245	282	110	135
Other income	192	223	90	125

Total other income, net	894	(6,641)	429	(7,022)

Non-Interest Expenses
Salaries and related expense	4,100	3,947	1,898	2,014
Occupancy expense	1,148	1,121	586	581
Data processing expense	741	723	377	386
Property and equipment expense	571	596	284	308
Professional fees	185	323	92	112
Advertising	289	290	140	166
Recovery on dishonored checks	—	(3,353)	—	(3,353)
Telephone, postage and office supplies	219	185	101	96
Debt retirement expense	—	17	—	17
Other expenses	569	568	248	261

Total non-interest expenses	7,822	4,417	3,726	588

(Loss) income before tax benefit	97	(4,986)	66	(4,574)
Income tax ( benefit) expense	(51)	(1,772)	11	(1,593)

Net income (loss)	$148	$(3,214)	$55	$(2,981)

Per Share Data:
Basic and diluted earnings (loss) per share	$.05	$(1.04)	$.02	$(.97)

Dividends per share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended March 31,
	2008	2007
	( in thousands)
Net Income (Loss)	$148	$(3,214)
Other comprehensive income, net of tax:
Unrealized net holding gains on available-for-sale portfolios, net of tax $823 and $287	1,308	434
Reclassification adjustment for losses included in net income, net of tax $0 and $2,275	—	3,616

Comprehensive Income	$1,456	$836

	For the Three Months Ended March 31,
	2008	2007
	( in thousands)
Net Income (Loss)	$55	$(2,981)
Other comprehensive income, net of tax:
Unrealized net holding gains on available-for-sale portfolios, net of tax $221, and $53	351	63
Reclassification adjustment for losses included in net income, net of tax $0 and $2,275	—	3,616

Comprehensive Income	$406	$698

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For Six Months Ended March 31,
	2008	2007
	(dollars in thousands)
Operating Activities
Net income (loss)	$148	$(3,214)
Adjustments to reconcile net (loss) to
Net Cash Provided by Operating Activities
Loss on sale of investments and mortgage-backed securities	—	5,891
Valuation allowance on loans held for sale	—	1,506
Amortization of deferred loan fees and cost, net	(96)	(73)
Non-cash compensation under stock-based benefit plan	26	158
Provision for losses on loans	—	117
Amortization of purchase premiums and discounts, net	88	(222)
Provision for depreciation	516	528
Loss on sale of repossessed assets	42	10
Increase in cash surrender value of bank owned life insurance	(245)	(282)
(Increase) decrease in accrued interest and other assets	(1,137)	38
Increase in other liabilities	(245)	(815)
(Decrease) increase in obligation under Rabbi Trust	(1)	13

Net cash (used) provided by operating activities	(904)	3,655

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(40)	(31)
Purchase of investment securities – available for sale	—	(802)
Proceeds from maturities of investment securities – available for sale	2,500	12,500
Proceeds from sale of investment securities – available for sale	—	126,480
Proceeds from maturities of investment securities – held to maturity	—	3,500
Net decrease in loans	9,559	6,596
Purchase of mortgage-backed securities – available for sale	—	(9,934)
Principal collected on mortgage-backed securities	5,310	10,349
Proceeds from sale of mortgage-backed securities- available for sale	—	36,431
Proceeds from sales of repossessed assets	128	123
Investment in premises and equipment	(114)	(56)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	261	3,352

Net cash provided by investing activities	17,604	188,508

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For Six Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in deposits	$(22,699)	$(13,150)
Net increase in advances by borrowers for taxes and insurance	856	1,147
Proceeds from Federal Home Loan Bank of Atlanta advances	—	146,550
Repayment of Federal Home Loan Bank of Atlanta advances	—	(214,550)
Acquisition of stock for Rabbi Trust	—	(11)
Exercised stock options	—	(17)

Net cash (used) by financing activities	(21,843)	(80,031)

(Decrease) Increase in cash equivalents	(5,143)	112,132
Cash and cash equivalents at beginning of period	76,016	11,737

Cash and cash equivalents at end of period	$70,873	$123,869

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$9,456	$14,411

Income taxes	$—	$—

Supplemental Disclosures of Non-cash Investing Activity:

Transfer of held to maturity securities to available for sale	$—	$27,536

Transfer of loans to loans held for sale	$—	$49,201

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1- Principles of Consolidation

BCSB Bankcorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Its operations are not material to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2008. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan losses (the “Allowance”), other-than-temporary impairment of investment securities, deferred tax assets and intangible assets.

Note 3- Organization

The Company is a Maryland corporation which was recently organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008, discussed further below. The Bank operates as a federally chartered stock savings association. The Bank’s deposit accounts are insured up to a maximum of $100,000 by the Federal Deposit Insurance Corporation (“FDIC”).

BCSB Bankcorp, Inc., a federal corporation, was the former mid-tier holding company for the Bank. The Company was organized in conjunction with the Bank’s reorganization from the mutual savings association to the mutual holding company structure in 1998. Baltimore County Savings Bank, M.H.C., a federal mutual holding company, was the mutual holding company parent of BCSB Bankcorp, Inc. and originally owned 63.3% of BCSB Bankcorp, Inc.’s outstanding stock. As a result of treasury stock purchases, this stake increased to approximately 64.5% of BCSB Bankcorp’s outstanding stock at the time of the second-step conversion.

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and were replaced by BCSB Bancorp, Inc., which was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.0 million, net of offering costs of approximately $2.8 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for .5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 1,144,407 outstanding shares of the Company for a total of 3,120,945 outstanding shares as of the closing of the second-step conversion on April 10, 2008.

Note 4 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the six and three month periods ended March 31, 2008 and 2007 are as follows:

	For the Six Months Ended March 31,
	2008			2007
	(in thousands except per share data)
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
(Loss) Income available to shareholders	$148	3,115	$.05	$(3,214)	3,093	$(1.04)

Diluted EPS
Effect of dilutive shares	—	13	—	—	—	—

Income (loss) available to shareholders plus assumed conversions	$148	3,128	$.05	$(3,214)	3,093	$(1.04)

	For the Three Months March 31,
	2008			2007
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
( Loss) Income available to shareholders	$55	3,121	$.02	$(2,981)	3,095	$(.97)

Diluted EPS
Effect of dilutive shares	—	17	—	—	—	—

Income (loss) available to shareholders plus assumed conversions	$55	3,138	$.02	$(2,981)	3,095	$(.97)

Weighted-average shares outstanding for the six and three month periods ended March 31, 2008 and March 31, 2007 have been adjusted by the exchange rate of .5264 as a result of the second-step conversion that occurred on April 10, 2008.

Options to purchase 86,151 shares and 69,485 shares were outstanding at March 31, 2008 and March 31, 2007, respectively were not included in the computation of diluted EPS because the effect of which would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2008.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$46,496	7.63%	$9,144	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	46,496	12.23	N/A	N/A	(3)		22,810	6.00
Core (1)	46,496	7.63	24,383	4.00			30,479	5.00
Risk-weighted (2)	48,803	12.84	30,413	8.00			38,016	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets
(3)	Not applicable

Note 7 - Stock Option Plans

The Company has a Stock Option Plan (the “Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007. There were 22,193 options granted during the quarter ended March 31, 2008. No options were granted during the years ended September 30, 2006 or 2005.

At March 31, 2008 there were 12,239 shares under option with an exercise price of $15.20 and a weighted average contractual life of 1.25 years, 35,927 shares with an exercise price of $21.61 and a weighted average remaining life of 4.1 years, 10,528 shares with an exercise price of $28.44 and a weighted average remaining life of 8.75 years, 5,264 shares with an exercise price of $17.95 and a weighted average life of 9.50 years and 22,193 shares with an exercise price of $11.61 and a weighted average life of 10 years. The total exercisable shares of 50,271 have a weighted average remaining life of 4.0 years, and an aggregate intrinsic value of $(550,000).

In connection with the second-step conversion completed in April 10, 2008 all outstanding options and shares were adjusted based upon the .5264 exchange ratio. The exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Stock Option Plans- continued

The following table presents the activity related to options under all plans for the six months ended March 31, 2008.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	63,958	$21.56
Options exercised
Granted	22,193	11.60
Outstanding at March 31, 2008	86,151	$18.99

Exercisable at March 31, 2008	50,271	$20.38

There were 22,193 options granted during the six months ended March 31, 2008 and 10,528 were granted during the six months ended March 31, 2007. The fair values of our options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended March 31, 2008.

	2008	2007
Dividend Yield	$0	0
Expected volatility	29.42	29.95
Risk-free interest rate	3.15	4.64
Expected lives	10.00 years	10.00 years

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which provides guidance on the measurement, recognition, and disclosure of tax positions taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, and disclosure. FIN 48 prescribes that a tax position should only be recognized if it is more-likely-than-not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this threshold is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect of applying FIN 48 is to be reported as an adjustment to the beginning balance of retained earnings in the period of adoption. FIN 48 was effective for the Company on October 1, 2007. The adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan

Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this Bulletin to be material.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the effect that the application of SFAS No. 161 will have on our consolidated financial statements.

Note 9- Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $841,000 of standby letters of credit as of March 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2008 for guarantees under standby letters of credit issued is not considered to be material.

Note 10- Balance Sheet Restructuring

During the quarter ended March 31, 2007, the Company restructured its balance sheet. The Company sold or committed to sell approximately $169.1 million of mortgage-backed securities, $31.9 million in mutual funds and $47.7 million in fixed rate single family mortgage loans. The Company used a portion of the proceeds from these sales to prepay $68.5 million of Federal Home Loan Bank advances with an average cost of 4.97%. During the same quarter, Management transferred $27.5 million of securities that were previously classified as held to maturity to the available for sale classification. Accordingly, the Company has reclassified all remaining securities as available for sale. The Company accounts for security transactions based upon the trade date. Trade date payables and receivables represent transaction amounts that have not been settled as of the balance sheet date.

Note 11- Subsequent Event

On April 10, 2008 BCSB Bancorp completed its second-step conversion. BCSB Bancorp acquired all of the outstanding shares of the Bank’s common stock after the completion of the Bank’s conversion from a mutual holding company structure. As of April 10, 2008 BCSB Bancorp had 3,120,945 shares issued and outstanding of which 1,976,538 were sold in the offering at $10.00 a share. The outstanding shares of BCSB Bankcorp were exchanged for shares in BCSB Bancorp at an exchange ratio of .5264 resulting in 1,144,407 shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bancorp, Inc. is a Maryland-chartered corporation formed in March 2007 to be the new stock holding company of the Bank. As of March 31, 2008, the Company has only conducted organizational activities. Following the completion of the second-step conversion on April 10, 2008, the Company owns all of the Bank’s capital stock and directs, plans and coordinates the Bank’s business activities. In the future, BCSB Bancorp might also acquire or organize other operating subsidiaries, including other financial institutions or financial services companies, although it currently has no specific plans or agreements to do so.

Baltimore County Savings Bank, F.S.B. is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area, which consists of the Baltimore Metropolitan Area. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, its primary federal regulator, and the Federal Deposit Insurance Corporation, its deposit insurer. We attract deposits from the general public and invest these funds in loans secured by first mortgages on owner-occupied, single-family residences in our market area and other real estate loans consisting of commercial real estate loans, construction loans and single-family rental property loans. To a lesser extent, we originate consumer loans and commercial loans. We derive our income primarily from interest earned on these loans, and to a lesser extent, interest earned on investment securities and mortgage-backed securities. We operate out of our main office in Baltimore County, Maryland and 18 branch offices in Baltimore County, Harford County and Howard County and Baltimore City in Maryland.

Plan of Conversion and Reorganization

On February 14, 2007, the Company announced that it adopted a Plan of Conversion and Reorganization (the “Plan”), pursuant to which it converted from the mutual holding structure to the stock holding company structure. Pursuant to the terms of the Plan, the Company’s wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. (the “Bank”), formed a new Maryland corporation that acquired all of the outstanding shares of the Bank’s common stock. Shares of the Company’s common stock, other than those held by the Baltimore County Savings Bank, M.H.C. (the “MHC”),were converted into shares of the new Maryland corporation pursuant to an exchange ratio designed to approximate the percentage ownership interests of such persons.

As part of the Plan, the new Maryland holding company offered shares of its common stock for sale to the Bank’s eligible account holders, to the Bank’s tax-qualified employee benefit plans and to members of the general public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan. The amount of stock that was offered was based on an independent appraisal of the Company as fully converted. The new Maryland Corporation expects to retain one-half of the net proceeds of the offering, less the amount needed to fund an employee stock ownership plan, and contribute the remaining net proceeds to the Bank. Consummation of the Plan was subject to, among other conditions, the approval of the Office of Thrift Supervision, the Company’s stockholders and the MHC’s members. This conversion and reorganization was completed on April 10, 2008.

Supervisory Agreement and Other Commitments

On March 9, 2008 the Supervisory Agreement that Baltimore County Savings Bank entered into on December 8, 2005 with the Office of Thrift Supervision was lifted. Baltimore County Savings Bank entered into the Supervisory Agreement with the Office of Thrift Supervision and agreed to take all necessary and appropriate actions to comply with the Bank Secrecy Act and the Flood Disaster Protection Act and applicable regulations under these acts and to adopt and submit for review and approval by the Office of Thrift Supervision a comprehensive three year business plan that considered our existing operations, business strategies, current market conditions, local demographics, earnings, available resources and existing capital levels.

In addition to the Supervisory Agreement, we have made certain other commitments to the Office of Thrift Supervision. These commitments continue to be in effect and are as follows:

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

Critical Accounting Policies

Management’s discussion and analysis of BCSB Bankcorp’s financial condition is based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for loan losses.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. We believe the allowance for loan losses is a significant estimated loss and therefore regularly evaluate it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of losses. The use of different estimates or assumptions could produce different provisions for loan losses.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. We review criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

We account for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

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

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

During the six months ended March 31, 2008, our assets decreased by $20.6 million, or 3.2% from $642.4 million at September 30, 2007 to $621.8 million at March 31, 2008. Our interest bearing deposits in other banks decreased $7.3 million, or 42.5% from $17.1 million at September 30, 2007 to $9.8 million at March 31, 2008. The decrease in liquidity was used to fund maturing certificate of deposit accounts. Our investment portfolio available for sale decreased $2.5 million or 62.2%, from $4.0 million at September 30, 2007 to $1.5 million at March 31, 2008 due to maturing investments. Net loans receivable, decreased $9.7 million, or 2.3%, from $416.3 million at September 30, 2007 to $406.6 million at March 31, 2008. Our lending strategy has shifted such that commercial real estate lending, commercial business lending and home equity lending have become our key focus. We have ceased our indirect auto lending program. The indirect loan portfolio, which was $14.5 million at March 31, 2008, is expected to decline over time as the loans are paid down. Our mortgage-backed securities available for sale decreased by $3.2 million, or 3.0%, from $105.0 million at September 30, 2007 to $101.8 million at March 31, 2008. At March 31, 2008, all mortgage-backed securities were classified as available for sale for liquidity purposes. Net premises and equipment decreased $401,000, or 3.8%, from $10.4 million at September 30, 2007 to $10.0 million at March 31, 2008. The cash surrender value on the Bank Owned Life Insurance increased $285,000, or 2.1% from $13.8 million at September 30, 2007 to $14.1 million at March 31, 2008. Our current budget calls for minimal growth, until interest margins improve to a level sufficient to allow growth. We are seeking to increase core deposits in an effort to reduce our cost of funds.

Deposits decreased by $22.7 million, or 4.1%, from $558.5 million at September 30, 2007 to $535.7 million at March 31, 2008. Short-term advances and long term advances from the Federal Home Loan Bank of Atlanta remained stable. Advances may be used to fund loan demand when available liquidity and deposit growth do not meet this demand.

Stockholders’ equity increased by $1.5 million , or 4.4%, from $34.6 million at September 30, 2007 to $36.1 million at March 31, 2008, which was primarily attributable to the improvement in accumulated other comprehensive income of $1.3 million from a loss $682,000 at September 30, 2007 to a gain of $626,000 at March 31, 2008. These unrealized losses and gains are considered temporary as they reflect changing market values as interest rates fluctuate. This improvement in market value is due to the effect lower interest rates have on the available for sale securities and has no impact on our regulatory capital.

Comparison of Operating Results for the Six Months Ended March 31, 2008 and 2007

Net Income. Net income increased from a net loss of $3.2 million for the six months ended March 31, 2007 to net income of $148,000 for the six months ended March 31, 2008. The increase was primarily due to losses sustained in 2007 from the balance sheet restructuring, partially offset by recoveries on dishonored checks. The increase was also due to improved net interest income, which increased by $953,000, or 15.7%, from $6.1 million for the six months ended March 31, 2007 to $7.0 million for the six months ended March 31, 2008 resulting from the enhancement in the interest rate spread achieved by the balance sheet restructuring completed during the second and third quarters of fiscal year ended September 30, 2007. Other income also increased by $7.5 million to $894,000, or 113.4% as compared to $(6.6) million for the same period in the preceeding year. These increases in net interest income and other income were partially offset by increased non-interest expenses of $3.4 million.

Net Interest Income. Net interest income increased by $836,000, or 13.5%, from $6.2 million for the six months ended March 31, 2007 to $7.0 million for the six months ended March 31, 2008. The increase in net interest income primarily was due to improved net interest margin resulting from the balance sheet restructuring transactions completed during the second and third quarters of fiscal year ended September 30, 2007. Net interest margin increased 69 basis points from 1.71% for the six months ended March 31, 2007 to 2.40% for the six months ended March 31, 2008. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 100.43% for the six months ended March 31, 2007 to 99.53% for the six months ended March 31, 2008.

Interest Income. Interest income decreased by $2.3 million, or 11.6% from $20.2 million for the six months ended March 31, 2007 to $17.9 million for the six months ended March 31, 2008. Interest and fees on loans decreased by $1.0 million, or 6.9%, from $14.6 million for the six months ended March 31, 2007 to $13.6 million for the six months ended March 31, 2008. This was primarily due to a decrease in the average balance of loans receivable of $45.5 million from $460.6 million for the six months ended March 31, 2007 to $415.1 for the six months ended March 31, 2008. This decrease was partially offset by an increase in the average yield earned on loans receivable of 21 basis points from 6.34% for the six months ended March 31, 2007 to 6.55% for the six months ended March 31, 2008. The decrease in the average balance of loans receivable was primarily attributable to the sale of $46.4 million in residential loans in connection with the balance sheet restructuring. The increase in the average yield was attributable to the shift within the portfolio from residential mortgages and automobile loans to higher yielding commercial loans. At March 31, 2007 residential loans and automobile loans comprised approximately 49% of the loan portfolio, and commercial loans were approximately 51% of the loan portfolio. At March 31, 2008 residential loans and automobile loans comprised approximately 40% of the loan portfolio and commercial loans were approximately 60% of the loan portfolio. Interest on mortgage-backed securities increased by $554,000 or 23.7% from $2.3 million for the six months ended March 31, 2007 to $2.9 million for the six months ended March 31, 2008. This increase was primarily due to the increase in the average rate from 4.18% for the six months ended March 31, 2007 to 5.55% for the six months ended March 31, 2008. During the quarter ended March 31, 2007 the balance sheet was restructured and lower yielding securities were sold and replaced with higher yielding securities. This increase was partially offset by a decrease in the average balance of mortgage-backed securities from $111.8 million for the six months ended March 31, 2007 to $104.2 million for the six months ended March 31, 2008. Interest and dividends on investment securities decreased by $2.9 million, or 95.1% from $3.1 million for the six months ended March 31, 2007 to $149,000 for the six months ended March 31, 2008. This was primarily due to a decrease in the average balance from $143.3 million for the six months ended March 31, 2007 to $5.1 million for the six months ended March 31, 2008 as these securities either matured or were sold.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $14.0 million for the six months ended March 31, 2007 to $10.8 million for the six months ended March 31, 2008, a decrease of $3.2 million or 22.7%. Interest on deposits decreased $1.0 million from $10.4 million for the six months ended March 31, 2007 to $9.4 million for the six months ended March 31, 2008 due to a decrease in the average balance of deposits from $598.6 million for the six months ended March 31, 2007 to $544.0 million for the six months ended March 31, 2008. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts and to allow the higher cost certificate of deposits accounts to decrease. The average cost of deposits decreased 3 basis points from 3.49% at March 31, 2007 to 3.46% at March 31, 2008. Interest on short-term borrowings decreased by $645,000 or 74.6% for the six months ended March 31, 2008. Interest on long-term borrowings decreased by $1.4 million or 85.5% for the six months ended March 31, 2008. The overall decrease in borrowings was primarily due to a decrease of $77.4 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the six months ended March 31, 2008. In connection with the balance sheet restructuring, advances totaling $104.0 million were prepaid. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which decreased by $63,000 from $1.0 million for the six months ended March 31, 2007 to $961,000 for the six months ended March 31, 2008. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly. At March 31, 2008 the rate was 7.91% on $12.5 million of trust preferred securities and 7.26% on $10.0 million of trust preferred securities.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2008 and 2007. Total average assets are computed using month-end balances.

The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is net interest income divided by the average balance of interest-earning assets.

	For the Six Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$415,096	$13,589	6.55%	$460,586	$14,590	6.34%
Mortgage-backed securities	104,187	2,890	5.55	111,761	2,336	4.18
Investment securities	5,078	149	5.87	143,335	3,066	4.28
Other interest earning assets	61,057	1,236	4.05	8,306	213	5.13

Total Interest-earning assets	584,537	17,864	6.10	723,988	20,205	5.58
Bank Owned Life Insurance	13,406			13,354
Noninterest-earning assets	27,563			23,864

Total assets	$626,387			$761,206

Interest-bearing liabilities:
Deposits	$543,953	$9,416	3.46	$598,616	$10,450	3.49
Short-term FHLB Advances	10,000	219	4.38	35,433	864	4.88
Long-term FHLB Advances	10,000	243	4.86	62,015	1,678	5.41
Junior Subordinated Debentures	23,197	961	8.29	23,197	1,024	8.83
Other liabilities	1,038	—	.00	1,629	—	.00

Total interest-bearing liabilities	588,188	10,839	3.69	720,890	14,016	3.89

Noninterest-bearing liabilities	2,325			6,475

Total liabilities	590,513			727,365
Stockholders’ Equity	35,874			33,841

Total liabilities and stockholders’ equity	$626,387			$761,206

Net interest income		$7,025			$6,189

Interest rate spread			2.42%			1.69%

Net interest margin			2.40%			1.71%

Ratio average interest earning assets/interest- bearing liabilities			99.53%			100.43%

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

	For Six Months Ended March 31,
	2008 Vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(1,417)	$461	$(45)	$(1,001)
Mortgage-backed securities	(154)	760	(52)	554
Investment securities	(2,957)	1,132	(1,092)	(2,917)
Other interest-earning assets	1,353	(45)	(285)	1,023

Total interest-earning assets	(3,175)	2,308	(1,474)	(2,341)

Interest expense:
Deposits	(955)	(87)	8	(1,034)
Short-term FHLB advances	(620)	(88)	63	(644)
Long-term FHLB advances	(1,407)	(171)	143	(1,435)
Junior Subordinated Debentures	0	(63)	0	(64)
Other liabilities	0	0	0	0

Total interest-bearing liabilities	(2,982)	(409)	214	(3,177)

Change in net interest income	$(193)	$2,717	$(1,688)	$836

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We did not establish any additional provision for losses on loans during the six months ended March 31, 2008 as compared to a provision of $117,000 for the six months ended March 31, 2007. Loan chargeoffs for the six months ended March 31, 2008 were $145,000 as compared to $209,000 for the six months ended March 31, 2007, a decrease of $64,000. Loan recoveries were $169,000 for the six months ended March 31, 2008 compared to $186,000 for the six months ended March 31, 2007. Non performing loans at March 31, 2008 were $245,000 as compared to $2.7 million at March 31, 2007. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased by $7.5 million, or 113.5% from ($6.6) million for the six months ended March 31, 2007 to $894,000 for the six months ended March 31, 2008. The increase in other income for the six months ended March 31, 2008 was primarily attributable to losses from the sale of investments and mortgage backed securities and valuation allowances on loans held for sale in 2007. During the six months ended March 31, 2007 there was a loss on the sale of investments and mortgage backed securities of $5.9 million and a valuation allowance on loans held for sale of $1.5 million, due to the balance sheet restructuring. Fees on transaction accounts increased $216,000, or 83.0%, from $260,000 for the six months ended March 31, 2007 to $476,000 for the six months ended March 31, 2008. The increase is primarily attributable to the implementation of an overdraft protection program. Income from Bank Owned Life Insurance (BOLI) decreased $37,000 for the six months ended March 31, 2008 from $282,000 for the six months ended March 31, 2007, to $245,000 for the six months ended March 31, 2008. This decrease was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $3.4 million, or 77.1%, from $4.4 million for the six months ended March 31, 2007 to $7.8 million for the six months ended March 31, 2008. This was primarily due to the recovery of insurance proceeds from the check-kiting incident of $3.4 million during the six months ended March 31, 2007. If not for this recovery, non-interest expense would have remained relatively stable at $7.8 million for the six months ended March 31, 2008 and 2007. Salaries and related expenses increased by $153,000, or 3.9%, from $3.9 million for the six months ended March 31, 2007 to $4.1 million for the six months ended March 31, 2008. Occupancy expense remained stable at $1.1 million for the six months ended March 31, 2007 and 2008. Data processing fees increased $18,000, from $723,000 for the six months ended March 31, 2007 to $741,000 for the six months ended March

31, 2008. This increase was due to the increase in the data processor’s contract fees. Advertising expense remained stable at $290,000 for the six months ended March 31, 2007 and 2008. Telephone, postage and office supplies increased by $34,000, or 18.4%, from $185,000 for the six months ended March 31, 2007 to $219,000, for the six months ended March 31, 2008. These increases were primarily due to increased postage cost on annual mailings. These increases were partially offset by a decrease in professional fees of $138,000, or 42.7%, from $323,000 for the six months ended March 31, 2007 to $185,000 for the six months ended March 31, 2008. The decrease in professional fees was primarily due to reduced legal and consulting fees.

Income Taxes. Our income tax benefits were $51,000 and $1.8 million for the six months ended March 31, 2008 and 2007, respectively. Our tax benefit decreased for the six months ended March 31, 2008 as compared to the same period in the prior year primarily due to improved pretax earnings. However, the tax benefit rate as a percentage of pretax earnings increased substantially during the six months ended March 31, 2008 as compared with the six months ended March 31, 2007. This change relates to recently enacted increases in Maryland state corporate income tax rates from 7% to 8.25%. Deferred tax assets were adjusted to reflect the new state income tax rate when such assets are expected to be realized. The adjustment increased our income tax benefit by approximately $50,000 for the six months ended March 31, 2008. Additionally, our effective tax rate is impacted by income received from Bank Owned Life Insurance which is not subject to income taxes.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net Income. Net income increased from a net loss of $3.0 million for the three months ended March 31, 2007 to net income of $55,000 for the three months ended March 31, 2008. The increase was primarily due to decreases in losses from the sale of investments and mortgage banked securities due to the balance sheet restructuring completed during the second and third quarters of fiscal year ended September 30, 2007. Increases to net interest income also contributed to improved net income. Net interest income increased by $265,000, or 8.5% from $3.1 million for the three months ended March 31, 2007 to $3.4 million for the three months ended March 31, 2008 resulting from enhancements in the interest rate spread attributable to the balance sheet restructuring referred to above. Other income also increased by $7.4 million to $429,000 or 106.1% as compared to $(7.0) million for the same period in the preceeding year. These increases in net interest income and other income were partially offset by increased non-interest expenses of $3.1 million.

Net Interest Income. Net interest income increased by $265,000, or 8.5%, from $3.1 million for the three months ended March 31, 2007 to $3.4 million for the three months ended March 31, 2008. The increase in net interest income primarily was due to increases in the average rate of interest on earning assets resulting from the balance sheet restructuring completed during the second and third quarters of fiscal year ended September 30, 2007. The net interest margin increased 61 basis points from 1.73% for the three months ended March 31, 2007 to 2.4% for the three months ended March 31, 2008. Our ratio of average interest-earning assets to average interest-bearing liabilities decreased from 101.44% for the three months ended March 31, 2007 to 99.31% for the three months ended March 31, 2008.

Interest Income. Interest income decreased by $1.4 million, or 13.8%, from $10.0 million for the three months ended March 31, 2007 to $8.6 million for the three months ended March 31, 2008. Interest and fees on loans decreased by $586,000, or 8.0%, from $7.3 million for the three months ended March 31, 2007 to $6.7 million for the three months ended March 31, 2008. This was primarily due to a decrease in the average balance of loans receivable of $48.4 million from $459.3 million for the three months ended March 31, 2007 to $410.9 for the three months ended March 31, 2008. This decrease was partially offset by an increase in the average yield earned on loans receivable of 18 basis points from 6.32% for the three months ended March 31, 2007 to 6.50% for the three months ended March 31, 2008. The decrease in the average balance of loans receivable was primarily attributable to the sale of $46.4 million in residential loans in connection with the balance sheet restructuring. The increase in the average yield was attributable to the shift within the portfolio from residential mortgages and automobile loans to higher yielding commercial loans. Interest on mortgage-backed securities increased by $268,000, or 23.0%, from $1.2 million for the three months ended March 31, 2007 to $1.4 million for the three months ended March 31, 2008. This increase was primarily due to the increase in the average rate from 4.22% for the three months ended March 31, 2007 to 5.57% for the three months ended March 31, 2008. This increase was partially offset by a decrease in the average balance of mortgage-backed securities from $110.1 million for the three months ended March 31, 2007 to $102.7 million for the three months ended March 31, 2008. Interest and dividends on investment securities decreased by $1.4 million, or 95.5% from $1.5 million for the three months ended March 31, 2007 to $67,000 for the three months ended March 31, 2008. This was primarily due to a decrease in the average balance from $138.9 million for the three months ended March 31, 2007 to $4.5 million for the three months ended March 31, 2008 as these securities either matured or were sold.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased, from $6.9 million for the three months ended March 31, 2007 to $5.2 million for the three months ended March 31, 2008, a decrease of $1.6 million, or 23.8%. Interest on deposits decreased $562,000 from $5.1 million for the three months ended March 31, 2007 to $4.6 million for the three months ended March 31, 2008 due to a decrease in the average balance of deposits from $591.2 million for the three months ended March 31, 2007 to $535.7 million for the three months ended March 31, 2008. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts and to allow the higher cost certificate of deposits accounts to decrease. The average cost of the deposits decreased 6 basis points from 3.46% for the three months ended March 31, 2007 to 3.40% for the three months ended March 31, 2008. Interest on short-term borrowings decreased by $521,000 or 83.1% for the three months ended March 31, 2008. Interest on long-term borrowings decreased by $497,000, or 79.6%, for the three months ended March 31, 2008. The overall decrease in borrowings was primarily due to a decrease in the average balances of advances from the Federal Home Loan Bank of Atlanta of $68.5 million, from $88.5 million at March 31, 2007 to $20.0 million at March 31, 2008 in connection with the balance sheet restructuring, advances totaling $104.0 million were prepaid. Also contributing to interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures which remained relatively stable for the three months ended March 31, 2008 and March 31, 2007. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2008 and 2007.

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

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$410,950	$6,677	6.50%	$459,345	$7,263	6.32%
Mortgage-backed securities	102,715	1,430	5.57	110,122	1,162	4.22
Investment securities	4,555	67	5.88	138,892	1,497	4.31
Other interest earning assets	57,777	428	2.96	6,472	53	3.28

Total Interest-earning assets	575,997	8,602	5.97	714,831	9,975	5.58
Bank Owned Life Insurance	13,109			13,434
Noninterest-earning assets	30,637			21,100

Total assets	$619,743			$749,365

Interest-bearing liabilities:
Deposits	$535,752	$4,556	3.40	$591,216	$5,118	3.46
Short-term FHLB Advances	10,000	106	4.24	49,633	627	5.05
Long-term FHLB Advances	10,000	127	5.08	38,920	624	6.41
Junior Subordinated Debentures	23,197	450	7.76	23,197	508	8.76
Other liabilities	1,038	—	.00	1,752	—	.00

Total interest-bearing liabilities	579,987	5,239	3.61	704,718	6,877	3.90

Noninterest-bearing liabilities	3,355			10,695

Total liabilities	583,342			715,413
Stockholders’ Equity	36,401			33,952

Total liabilities and stockholders’ equity	$619,743			$749,365

Net interest income		$3,363			$3,098

Interest rate spread			2.36%			1.68%

Net interest margin			2.34%			1.73%

Ratio average interest earning assets/interest bearing liabilities			99.31%			101.44%

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

	For Three Months Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(751)	$184	$(19)	$(586)
Mortgage-backed securities	(71)	363	(24)	268
Investment securities	(1,443)	537	(524)	(1,430)
Other interest-earning assets	421	(5)	(41)	375

Total interest-earning assets	(1,844)	1,079	(608)	(1,373)

Interest expense:
Deposits	(480)	(90)	8	(562)
Short-term FHLB advances	(501)	(99)	79	(521)
Long-term FHLB advances	(464)	(128)	95	(497)
Junior Subordinated Debentures	—	(58)	—	(58)
Other liabilities	—	—	—	—

Total interest-bearing liabilities	(1,445)	(375)	182	(1,638)

Change in net interest income	$(399)	$1,454	$(790)	$265

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We did not establish any additional provision for losses on loans during the three months ended March 31, 2008 as compared to a provision of $62,000 for the three months ended March 31, 2007. Loan chargeoffs for the three months ended March 31, 2008 were $36,000 as compared to $101,000 for the three months ended March 31, 2007, a decrease of $65,000. Loan recoveries were $78,000 for the three months ended March 31, 2008 compared to $103,000 for the three months ended March 31, 2007. Non performing loans at March 31, 2008 were $245,000 as compared to $2.7 million at March 31, 2007. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased by $7.4 million, from $(7.0) million for the three months ended March 31, 2007 to $429,000 for the three months ended March 31, 2008. The increase in other income for the three months ended March 31, 2008 was primarily attributable to a decrease in the loss from the sale of investments and mortgage backed securities and a decrease in the valuation allowance on loans held for sale. Also contributing to the increase in other income was an increase in fees on transaction accounts which increased $99,000, or 80.5%, from $123,000 for the three months ended March 31, 2007 to $222,000 for the three months ended March 31, 2008. The increase is primarily attributable to the implementation of an overdraft protection program. Income from Bank Owned Life Insurance (BOLI) decreased $25,000 for the three months ended March 31, 2008 from $135,000 for the three months ended March 31, 2007, to $110,000 for the three months ended March 31, 2008. This decrease was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $3.1 million, or 533.7%, from $588,000 for the three months ended March 31, 2007 to $3.7 million for the three months ended March 31, 2008. This was primarily due to the receipt of insurance proceeds from the check-kiting incident of $3.4 million during the three months ended March 31, 2007. If not for this recovery, non-interest expense would have decreased approximately $215,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Salaries and related expenses decreased by $116,000 or 5.8%, from $2.0 million for the three months ended March 31, 2007 to $1.9 million for the three months ended March 31, 2008. Data processing fees decreased $9,000, from $386,000 for the three months ended March 31, 2007 to $377,000 for the three months ended March 31, 2008. Property plant and equipment expense decreased by $24,000 or 7.79%, from $308,000 for the three months ended March 31, 2007 to $ 284,000 for the three months ended March 31, 2008. Advertising expense also decreased by $26,000, or 15.60%, from $166,000 for the three months ended March 31, 2007 to $140,000 for the three months ended March 31, 2008. This decrease was due to decreased advertising during the period. Professional fees decreased $20,000, or 17.9%, from $112,000 for the three months ended March 31, 2007 to $92,000 for the three months ended March 31, 2008. The decrease in professional fees was primarily due to reduced legal and consulting fees.

Income Taxes. Our income tax expense (benefit) were $11,000 and ($1.6) million for the three months ended March 31, 2008 and 2007, respectively. Our tax benefit decreased for the three months ended March 31, 2008 as compared to the same quarter in the prior year primarily due to improved pretax earnings.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	March 31, 2008	September 30, 2007
	(In thousands)
Commitments to originate new loans	$10,632	$8,835
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	27,944	29,942
Commercial letters of credit	841	1,010

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

Asset Quality

At March 31, 2008, we had $245,000 in non-performing assets, consisting of nonaccrual loans, repossessed assets and foreclosed real estate, representing .04% of total assets. At September 30, 2007, non-performing assets were $2.4 million or .35% of assets. There was one impaired commercial loan with an outstanding balance of $2.3 million at September 30, 2007. This loan was collateral dependent and we did not incur any losses on this loan. This was a single commercial real estate loan that was classified as nonaccrual during the year ended September 30, 2006. This loan was secured by a mixed retail and office use commercial office building in Timonium, Maryland, which was sold at auction in October 2007. Our net recoveries for the quarter ended March 31, 2008 were $42,000. Our allowance for loan losses was $2.7 million at March 31, 2008 compared to $2.6 million at September 30, 2007.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2008	At September 30, 2007
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single family residential	$—	$—
Multi-family residential	—	—
Commercial real estate	184	2,266
Construction	—	—
Commercial loans	—	—
Land	—	—
Consumer Loans	2	24

Total nonaccrual loans	186	2,290
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	186	2,290
Other non-performing assets	59	108

Total nonperforming assets	$245	$2,398

Nonperforming loans to loans receivable, net	.04%	.53%
Nonperforming assets as a percentage of loans and foreclosed real estate	.03%	.58%
Nonperforming assets to total assets	.04%	.35%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Six Months Ended March 31
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$2,650	$2,679
Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(145)	(209)

Total charge-offs	(145)	(209)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	169	186

Total recoveries	169	186
Net loans recovered (charged-off)	24	(23)
Provision for loan losses	—	117

Balance at end of period	$2,674	$2,773

Ratio of net recoveries (charge-offs) to average loans outstanding during the period	(.02)%	.01%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2008, the Company had $1.5 million in classified assets, consisting of $1.5 million in substandard and loss loans, $59,000 in foreclosed real estate. At September 30, 2007, the Company had $5.7 million in substandard and loss loans, consisting of $5.7 million in loans, $94,000 in foreclosed real estate.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At March 31, 2008, we have identified approximately $6.5 million in assets classified as special mention. At September 30, 2007, $1.9 million in assets were classified as special mention.

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

Asset quality concerns have increased recently as a result of declining conditions in housing and credit markets. The Bank has no direct sub-prime or Alt-A loss exposure in its loan portfolio. “Special mention” assets decreased from September 30, 2007 to March 31, 2008, substandard and loss loans, which exhibit the greatest risk exposure, also decreased during the same period from $5.8 million at September 30, 2007 to $1.5 million at March 31, 2008. Loan loss reserves as a percentage of gross loans outstanding have increased slightly between September 30, 2007 and March 31, 2008. Based upon these factors, it was determined that the allowance for loan losses at March 31, 2008 was adequate and that no additional provision for loan losses during the three months ending March 31, 2008 was necessary.

Liquidity and Capital Resources

At March 31, 2008, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 6 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2008 and 2007, the Company had $37.7 million and $47.7 million, respectively, of gross loan originations. During the six months ended March 31, 2008 and 2007, the Company purchased investment securities in the amounts of $0 and $802,000, respectively, and mortgage-backed securities in the amounts of $0 and $9.9 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the FHLB of Atlanta in the amount of $104.4 million as of March 31, 2008. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of March was approximately 31.3%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2008, cash, interest-bearing deposits in other banks and federal funds sold were $10.8 million, $9.8 million and $50.2 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2008 totaled $252.2 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2008, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $841,000, $27.9 million and $10.6 million, respectively.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bankcorp owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 9.01% at September 30, 2007. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bankcorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bankcorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The preferred securities are redeemable by BCSB Bankcorp on or after September 30, 2007 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bankcorp owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 8.65% at September 30, 2007. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bankcorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bankcorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The preferred securities are redeemable by BCSB Bankcorp on or after October 7, 2008 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

Pursuant to these trust preferred securities, the Company, as successor to BCSB Bankcorp, Inc., must make quarterly interest payments, which totaled $2.1 million during the year ended September 30, 2007 and $450,000 during the three months ended March 31, 2008. The Company intends to use a portion of the net proceeds that it retained from the recently completed stock offering to redeem some of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company, while retaining sufficient liquidity to cover at least two years of projected operating expenses.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company’s loan and deposit portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income.

The Company monitors whether material changes in market risk have occurred since September 30, 2007. The Company does not believe that any material changes in market risk exposures occurred since September 30, 2007.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) On April 10, 2008, the Company completed its stock offering in connection with the second step conversion of Baltimore County Savings Bank, M.H.C. As part of the conversion, the Company succeeded BCSB Bankcorp, Inc. as the stock holding company of the Bank, and Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist. In the stock offering, a total of 1,976,538 shares with an aggregate offering price of $19,765,380, representing Baltimore County Savings Bank, M.H.C.’s ownership interest in BCSB Bankcorp, Inc. were sold by the Company in a subscription offering, community offering and syndicated offering. Pursuant to a registration statement on Form S-1 (No. 333-148745) which was declared effective by the Securities and Exchange Commission on February 11, 2008, 4,856,377 shares were registered, of which a maximum of 3,075,260 shares with an aggregate offering price of $30,752,600 were offered for a purchase price of $10.00 per share, and a maximum of 1,781,117 shares could be issued in exchange for shares of BCSB Bankcorp, Inc. common stock. The offering was commenced on February 21, 2008 and completed on April 10, 2008. In addition, each share of BCSB Bankcorp, Inc. common stock which was outstanding as of April 10, 2008 was exchanged for 0.5264 shares of Company common stock or an aggregate of 1,144,407 shares were issued in exchange (cash was issued in lieu of fractional shares).

Sandler O’Neill and Partners, L.P. (“Sandler O’Neill”) was engaged to assist in the marketing of the common stock. For their services, Sandler O’Neill received a fee of 1.0% of the aggregate dollar amount of the common stock sold in the subscription and community offerings, excluding shares sold to the employee stock ownership plan and to officers, employees and directors and their immediate families. Sandler O’Neill and Sterne, Agee & Leach, Inc. were engaged to assist in the marketing of the common stock in the syndicated community offering, including by managing a syndicate of selected dealers to offer the common stock in the syndicated community offering. Sander O’Neill served as sole book-running manager, and Sterne, Agee & Leach, Inc. served as co-manager of the syndicated community offering. Sandler O’Neill, as sole book-running manager, and Sterne, Agee & Leach, Inc., as co-manager, received an aggregate management fee of 1% of the aggregate dollar amount of the common stock sold in the syndicated community offering. The total fees paid to our agents and other NASD member firms in the syndicated community offering were 6.5% of the aggregate dollar amount of the common stock sold in the syndicated community offering.

Sandler O’Neill also was engaged to act as our records management agent in connection with the offering. For these services, Sandler O’Neill received a fee of $30,000.

Expenses related to the offering are estimated to be approximately $2.8 million, including the expenses paid to Sandler O’Neill and Sterne, Agee & Leach, Inc. described above, none of which were paid to officers or directors of the Company or the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering are estimated to be approximately $17.5 million. As a result of completion of the offering, 3,120,945 shares of Company common stock were outstanding as of April 10, 2008.

Fifty percent of the net proceeds of the stock offering were contributed to the Bank. Additionally, $1.2 million, an amount necessary to allow the ESOP to purchase 122,197 shares of Company common stock at $10.00 per share, was loaned to the ESOP. All further proceeds were retained at the holding company level for future capital needs.

Initially, both the Company and the Bank have invested the net proceeds from the stock offering in short-term investments until these proceeds can be deployed for other purposes.

BCSB Bancorp’s common stock is quoted on the Nasdaq Stock Market LLC under the symbol “BCSBD.” The symbol will revert to “BCSB” on May 9, 2008.

(c) None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: May 9, 2008	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: May 9, 2008	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)