Form 10-Q
period 2008-06-30
BCSB Bancorp Inc.
filed 2008-07-31
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-53163

BCSB BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

United States	26-1424764
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of July 30, 2008 the issuer had 3,120,945 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008	September 30, 2007
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$9,124	$9,468
Interest-bearing deposits in other banks	7,027	17,121
Federal funds sold	44,940	49,427

Cash and cash equivalents	61,091	76,016

Interest bearing time deposits	100	100
Investment securities, available for sale	999	3,970
Loans receivable, net	402,706	416,302
Mortgage-backed securities, available for sale	94,325	104,999
Foreclosed real estate and repossessed assets	13	94
Premises and equipment, net	9,902	10,454
Federal Home Loan Bank of Atlanta stock, at cost	1,559	2,270
Bank owned life insurance	14,270	13,847
Goodwill and other intangible assets	2,441	2,477
Accrued interest and other assets	10,772	11,852

Total assets	$598,178	$642,381

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$28,808	$30,880
Interest-bearing	481,451	527,577

Total deposits	510,259	558,457

Short Term Advances from the Federal Home Loan Bank of Atlanta	10,000	10,000
Long Term Advances from the Federal Home Loan Bank of Atlanta	—	10,000
Junior Subordinated Debentures	17,011	23,197
Other liabilities	10,792	6,135

Total liabilities	548,062	607,789

Commitments and contingencies
Stockholders’ Equity
Common stock (par value $.01 – 13,500,000 authorized, 3,120,945 issued and outstanding at June 30, 2008 and 5,929,743 at September 30, 2007)	31	59
Additional paid-in capital	38,823	21,620
Obligation under Rabbi Trust	1,100	1,146
Retained earnings (substantially restricted)	14,023	13,590
Accumulated other comprehensive loss (net of taxes)	(1,607)	(682)
Employee Stock Ownership Plan	(1,202)	(44)
Stock held by Rabbi Trust	(1,052)	(1,097)

Total stockholders’ equity	50,116	34,592

Total liabilities and stockholders’ equity	$598,178	$642,381

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$20,131	$21,763	$6,542	$7,173
Interest on mortgage–backed securities	4,202	3,468	1,312	1,132
Interest and dividends on investment securities	191	3,186	43	120
Other interest income	1,594	1,443	357	1,231

Total interest income	26,118	29,860	8,254	9,656

Interest Expense
Interest on deposits	13,441	15,517	4,026	5,067
Interest on borrowings – short term	337	971	121	108
Interest on borrowings – long term	306	1,859	60	180
Other interest expense – debentures	1,319	1,538	358	514

Total interest expense	15,403	19,885	4,565	5,869

Net interest income	10,715	9,975	3,689	3,787
Provision for losses on loans	—	117	—	—

Net interest income after provision for losses on loans	10,715	9,858	3,689	3,787

Other Income
(Loss) gain on repossessed assets	(63)	10	(21)	20
Valuation allowance on loans held for sale	—	(1,207)	—	299
Mortgage banking operations	37	13	14	12
Fees on transaction accounts	746	459	270	199
Loss on sale of investments and mortgage-backed securities	—	(5,863)	—	27
Income from bank owned life insurance	373	428	128	146
Other income	341	327	149	105

Total other income, net	1,434	(5,833)	540	808

Non-Interest Expenses
Salaries and related expense	6,137	5,944	2,037	1,997
Occupancy expense	1,704	1,686	557	565
Data processing expense	1,122	1,088	381	365
Property and equipment expense	855	899	284	303
Professional fees	320	385	135	63
Advertising	442	391	153	102
Recovery on dishonored checks	—	(3,353)	—	—
Telephone, postage and office supplies	304	287	84	102
Debt retirement expense	—	17	—	—
Other expenses	749	820	179	252

Total non-interest expenses	11,633	8,164	3,810	3,749

Income (loss) before tax expense (benefit)	516	(4,139)	419	846
Income tax expense (benefit)	82	(1,524)	134	247

Net income (loss)	$434	$(2,615)	$285	$599

Per Share Data:
Basic and diluted earnings (loss) per share	$.14	$(.84)	$.09	$.19

Dividends per share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Nine Months Ended June 30,
	2008	2007
	(in thousands)
Net Income (Loss)	$434	$(2,615)
Other comprehensive income, net of tax:
Unrealized net holding losses on available-for-sale portfolios, net of tax $(1,011) and $(516)	(1,606)	(819)
Reclassification adjustment for losses included in net income, net of tax $0 and $2,265	—	3,599

Comprehensive (Loss) Income	$(1,172)	$165

	For the Three Months Ended June 30,
	2008	2007
	(in thousands)
Net Income	$285	$599
Other comprehensive income, net of tax:
Unrealized net holding losses on available-for-sale portfolios, net of tax $(1,405), and $(1,368)	(2,233)	(1,253)
Reclassification adjustment for losses included in net income, net of tax $0 and $10	—	(17)

Comprehensive Loss	$(1,948)	$(671)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2008	2007
	(dollars in thousands)
Operating Activities
Net income (loss)	$434	$(2,615)
Adjustments to reconcile net income (loss) to
Net Cash Provided by Operating Activities
Loss on sale of investments and mortgage-backed securities	—	5,863
Proceeds from sale of loans	—	45,231
Realized loss on loans held for sale	—	1,207
Amortization of deferred loan fees and cost, net	168	(136)
Non-cash compensation under stock-based benefit plan	144	234
Provision for losses on loans	—	117
Amortization of purchase premiums and discounts, net	(65)	170
Provision for depreciation	769	789
Loss (gains) on sale of repossessed assets	63	(10)
Increase in cash surrender value of bank owned life insurance	(374)	(428)
(Increase) decrease in accrued interest and other assets	1,647	(307)
Increase in other liabilities	2,957	285
(Decrease) increase in obligation under Rabbi Trust	(46)	15

Net cash provided by operating activities	5,697	50,415

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(49)	(44)
Purchase of investment securities – available for sale	—	(802)
Proceeds from maturities of investment securities – available for sale	3,000	15,000
Proceeds from sale of investment securities – available for sale	—	126,480
Proceeds from maturities of investment securities – held to maturity	—	3,500
Net decrease in loans	13,351	8,995
Purchase of mortgage-backed securities – available for sale	—	(84,867)
Principal collected on mortgage-backed securities	9,141	13,206
Proceeds from sale of mortgage-backed securities- available for sale	—	77,771
Proceeds from sales of foreclosed real estate	60	—
Proceeds from sales of repossessed assets	148	211
Investment in premises and equipment	(218)	(135)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	711	4,702

Net cash provided by investing activities	$26,144	$164,017

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Nine Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in deposits	$(48,198)	$(38,270)
Net increase in advances by borrowers for taxes and insurance	1,700	1,294
Net proceeds from stock offering	17,140	—
Loan to employee stock ownership plan	(1,222)	—
Proceeds from Federal Home Loan Bank of Atlanta advances	—	146,550
Repayment of Federal Home Loan Bank of Atlanta advances	(10,000)	(244,550)
Redemption of trust preferred securities	(6,186)	—
Acquisition of stock for Rabbi Trust	—	(13)
Exercised stock options	—	17

Net cash (used) by financing activities	(46,766)	(134,972)

(Decrease) Increase in cash equivalents	(14,925)	79,460
Cash and cash equivalents at beginning of period	76,016	11,737

Cash and cash equivalents at end of period	$61,091	$91,197

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$15,403	$19,811

Income taxes	$—	$—

Supplemental Disclosures of Non-cash Investing Activity:

Transfer of held to maturity securities to available for sale	$—	$27,536

Transfer of loans to loans held for sale	$—	$46,438

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

BCSB Bancorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Its operations are not material to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2008. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2007.

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

Note 3 - Organization

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

BCSB Bankcorp, Inc., a federal corporation, was the former mid-tier stock holding company for the Bank. The BCSB Bankcorp Inc. was organized in conjunction with the Bank’s reorganization from the mutual savings association to the mutual holding company structure in 1998. Baltimore County Savings Bank, M.H.C., a federal mutual holding company, was the mutual holding company parent of BCSB Bankcorp, Inc. and owned 63.3% of BCSB Bankcorp, Inc.’s outstanding stock.

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and were replaced by BCSB Bancorp, Inc., which was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.8 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the

Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for .5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 1,144,407 outstanding shares of the Company for a total of 3,120,945 outstanding shares as of the closing of the second-step conversion on April 10, 2008.

Note 4 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator) for all periods presented. The basic and diluted weighted average shares outstanding for the nine and three month periods ended June 30, 2008 and 2007 are as follows:

	For the Nine Months Ended June 30,
	2008			2007
	(in thousands except per share data)
	Income	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
Income (loss) available to shareholders	$434	3,052	$.14	$(2,615)	3,107	$(.84)

Diluted EPS
Effect of dilutive shares	—	12	—	—	—	—

Income (loss) available to shareholders plus assumed conversions	$434	3,064	$.14	$(2,615)	3,107	$(.84)

	For the Three Months June 30,
	2008			2007
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
Income available to shareholders	$285	2,925	$.09	$599	3,097	$.19

Diluted EPS
Effect of dilutive shares	—	10	—	—	—	—

Income (loss) available to shareholders plus assumed conversions	$285	2,935	$.09	$599	3,097	$.19

Weighted-average shares outstanding for the nine and three month periods ended June 30, 2008 and June 30, 2007 have been adjusted by the exchange rate of .5264 as a result of the second-step conversion that occurred on April 10, 2008.

Options to purchase 86,151 shares and 20,984 shares were outstanding at June 30, 2008 and June 30, 2007, respectively were not included in the computation of diluted EPS because the effect of which would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Regulatory Capital

The following table sets forth the Bank’s capital position at June 30, 2008.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$54,518	9.36%	$8,736	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	54,518	15.68	N/A	N/A	(3)		21,704	6.00
Core (1)	54,518	9.36	23,298	4.00			29,123	5.00
Risk-weighted (2)	56,713	15.86	28,938	8.00			36,173	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets
(3)	Not applicable

Note 7 - Stock Option Plans

The Company has a Stock Option Plan (the “Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002, 15,792 options granted during the year ended September 30, 2007 and 22,193 options granted during the nine months ended June 30, 2008. No options were granted during the years ended September 30, 2006 or 2005.

At June 30, 2008 there were 12,239 shares under option with an exercise price of $15.20 and a weighted average remaining life of 1.00 years, 35,927 shares with an exercise price of $21.61 and a weighted average remaining life of 3.8 years, 10,528 shares with an exercise price of $28.44 and a weighted average remaining life of 8.50 years, 5,264 shares with an exercise price of $17.95 and a weighted average life of 9.25 years and 22,193 shares with an exercise price of $11.61 and a weighted average life of 9.75 years. The total exercisable shares of 50,271 have a weighted average remaining life of 3.75 years, and an aggregate intrinsic value of $(484,000).

In connection with the second-step conversion completed in April 10, 2008 all outstanding options and shares were adjusted based upon the .5264 exchange ratio. The exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Stock Option Plans- continued

The following table presents the activity related to options under all plans for the nine months ended June 30, 2008.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2007	63,958	$21.56
Options exercised
Granted	22,193	11.60

Outstanding at June 30, 2008	86,151	$18.99

Exercisable at June 30, 2008	50,271	$20.38

There were 22,193 options granted during the nine months ended June 30, 2008 and 10,528 were granted during the nine months ended June 30, 2007. The fair values of our options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended June 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the effect that the application of SFAS No. 161 will have on the disclosures to our consolidated financial statements.

SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

Note 9 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $840,000 of standby letters of credit as of June 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2008 for guarantees under standby letters of credit issued is not considered to be material.

Note 10 - Balance Sheet Restructuring

During the quarter ended June 30, 2007, the Company restructured its balance sheet. The Company sold or committed to sell approximately $169.1 million of mortgage-backed securities, $31.9 million in mutual funds and $47.7 million in fixed rate single family mortgage loans. The Company used a portion of the proceeds from these sales to prepay $68.5 million of Federal Home Loan Bank advances with an average cost of 4.97%. During the same quarter, Management transferred $27.5 million of securities that were previously classified as held to maturity to the available for sale classification. Accordingly, the Company has reclassified all remaining securities as available for sale. The Company accounts for security transactions based upon the trade date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bancorp, Inc.(the “Company”) is a Maryland-chartered corporation formed in March 2007 to be the new stock holding company of the Bank. Following the completion of the second-step conversion on April 10, 2008, the Company owns all of the Bank’s capital stock and directs, plans and coordinates the Bank’s business activities. In the future, BCSB Bancorp might also acquire or organize other operating subsidiaries, including other financial institutions or financial services companies, although it currently has no specific plans or agreements to do so.

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

On April 10, 2008 BCSB Bancorp completed its second-step conversion. BCSB Bancorp acquired all of the outstanding shares of the Bank’s common stock after the completion of the Bank’s conversion from a mutual holding company structure. As of April 10, 2008 BCSB Bancorp had 3,120,945 shares issued and outstanding of which 1,976,538 were sold in the offering at $10.00 a share. The outstanding shares of BCSB Bankcorp were exchanged for shares in BCSB Bancorp at an exchange ratio of .5264 resulting in 1,144,407 shares. The “Company” retained one-half of the net proceeds of the offering, less the amount needed to fund an employee stock ownership plan, and contributed the remaining net proceeds to the Bank.

Supervisory Agreement and Other Commitments

On March 9, 2008 the Supervisory Agreement that Baltimore County Savings Bank entered into on December 8, 2005 with the Office of Thrift Supervision was lifted. Baltimore County Savings Bank had entered into the Supervisory Agreement with the Office of Thrift Supervision and agreed to take all necessary and appropriate actions to comply with the Bank Secrecy Act and the Flood Disaster Protection Act and applicable regulations under these acts and to adopt and submit for review and approval by the Office of Thrift Supervision a comprehensive three year business plan that considered our existing operations, business strategies, current market conditions, local demographics, earnings, available resources and existing capital levels.

In addition to the Supervisory Agreement, we have made certain other commitments to the Office of Thrift Supervision. These commitments continue to be in effect and are as follows:

•	Baltimore County Savings Bank will not pay any dividend to BCSB Bancorp without the prior written approval of the Office of Thrift Supervision.

•	BCSB Bancorp will not declare or pay any dividends, nor will it incur any debt, without the prior written approval of the Office of Thrift Supervision.

•	Our Board of Directors will revise our internal control policies and procedures related to higher risk accounts in accordance with our Bank Secrecy Act compliance program.

Critical Accounting Policies

Management’s discussion and analysis of the “Company’s” financial condition is based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the allowance for loan losses.

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

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

During the nine months ended June 30, 2008, our assets decreased by $44.2 million, or 6.9% from $642.4 million at September 30, 2007 to $598.2 million at June 30, 2008. Our cash and cash equivalents decreased $14.9 million, or 19.6% from $76.0 million at September 30, 2007 to $61.1 million at June 30, 2008. The decrease in liquidity was used to fund maturing certificate of deposit accounts. Our investment portfolio available for sale decreased $3.0 million or 74.8%, from $4.0 million at September 30, 2007 to $1.0 million at June 30, 2008 due to maturing investments. Net loans receivable, decreased $13.6 million, or 3.3%, from $416.3 million at September 30, 2007 to $402.7 million at June 30, 2008. Our lending strategy has shifted such that commercial real estate lending, commercial business lending and home equity lending have become our key focus. We have ceased our indirect auto lending program. The indirect loan portfolio, which was $11.8 million at June 30, 2008, is expected to decline over time as the loans are paid down. Our mortgage-backed securities available for sale decreased by $10.7 million, or 10.2%, from $105.0 million at September 30, 2007 to $94.3 million at June 30, 2008. At June 30, 2008, all mortgage-backed securities were classified as available for sale for liquidity purposes. Net premises and equipment decreased $552,000, or 5.3%, from $10.4 million at September 30, 2007 to $9.9 million at June 30, 2008. The cash surrender value on the Bank Owned Life Insurance increased $423,000, or 3.1% from $13.8 million at September 30, 2007 to $14.3 million at June 30, 2008. Overall, we expect minimal growth until interest margins improve to a level sufficient to allow growth. We are seeking to increase core deposits in an effort to reduce our cost of funds.

Deposits decreased by $48.2 million, or 8.6%, from $558.5 million at September 30, 2007 to $510.3 million at June 30, 2008. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts and to allow run off of the higher cost certificate of deposits accounts. Federal Home Loan Bank of Atlanta short-term advances remained stable at $10.0 million as of June 30, 2008, and long term advances decreased $10.0 million due to maturing debt in May 2008. Advances may be used to fund loan demand when other available liquidity sources do not meet this demand.

Stockholders’ equity increased by $15.5 million, or 44.9%, from $34.6 million at September 30, 2007 to $50.1 million at June 30, 2008, which was attributable to the net proceeds from the second step offering. A total of 1,976,538 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received net proceeds of approximately $17.1 million, net of offering costs of approximately $2.8 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s ESOP and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. This was partially offset by an increase in the accumulated other comprehensive loss of $925,000 from $(682,000) at September 30, 2007 to $(1.6) million at June 30, 2008.

Our accumulated other comprehensive loss net of taxes was $1.6 million at June 30, 2008, compared to accumulated other comprehensive income net of taxes of $626,000 at March 31, 2008 and accumulated other comprehensive loss net of taxes of $682,000 at September 30, 2007. At June 30, 2008, $2.6 million of the investment portfolio’s gross unrealized losses related to two collateralized mortgage obligations with an amortized cost of $12.5 million as of that date. Gross unrealized losses for these two securities were approximately $364,000 as of March 31, 2008, which indicates that most of the decline in market value occurred over the three month period ended June 30, 2008. We have the ability and intent to hold these securities to maturity, and, to date, the securities have performed in accordance with their terms. If in the future we determine that the decline in market values with respect to these or any other securities are other than temporary, we would be required to recognize losses in our Consolidated Statement of Operations with respect to such securities.

Comparison of Operating Results for the Nine Months Ended June 30, 2008 and 2007

Net Income. Net income increased from a net loss of $2.6 million for the nine months ended June 30, 2007 to net income of $434,000 for the nine months ended June 30, 2008. The improvement was primarily due to losses sustained in 2007 from the balance sheet restructuring, partially offset by recoveries from insurance on dishonored checks. The increase was also due to improved net interest income, which increased by $740,000, or 7.4%, from $10.0 million for the nine months ended June 30, 2007 to $10.7 million for the nine months ended June 30, 2008. This resulted from enhanced interest rate spread from the balance sheet restructuring completed during the second and third quarters of fiscal year ended September 30, 2007.

Net Interest Income. Net interest income increased by $740,000, or 7.4%, from $10.0 million for the nine months ended June 30, 2007 to $10.7 million for the nine months ended June 30, 2008. The increase in net interest income primarily was due to improved net interest margin resulting from the balance sheet restructuring transactions completed during the second and third quarters of fiscal year ended September 30, 2007. Net interest margin increased 55 basis points from 1.92% for the nine months ended June 30, 2007 to 2.47% for the nine months ended June 30, 2008.

Interest Income. Interest income decreased by $3.7 million, or 12.5% from $29.9 million for the nine months ended June 30, 2007 to $26.1 million for the nine months ended June 30, 2008. Interest and fees on loans decreased by $1.6 million, or 7.5%, from $21.8 million for the nine months ended June 30, 2007 to $20.1 million for the nine months ended June 30, 2008. This was primarily due to a decrease in the average balance of loans receivable of $41.0 million from $453.8 million for the nine months ended June 30, 2007 to $412.8 for the nine months ended June 30, 2008. This decrease was partially offset by an increase in the average yield earned on loans receivable of 11 basis points from 6.39% for the nine months ended June 30, 2007 to 6.50% for the nine months ended June 30, 2008. The decrease in the average balance of loans receivable was primarily attributable to the sale of $46.4 million in residential loans in connection with the balance sheet restructuring. The increase in the average yield was attributable to the shift within the portfolio from automobile loans to higher yielding real estate loans. Interest on mortgage-backed securities increased by $734,000 or 21.1% from $3.5 million for the nine months ended June 30, 2007 to $4.2 million for the nine months ended June 30, 2008. This increase was primarily due to the increase in the average rate from 4.46% for the nine months ended June 30, 2007 to 5.49% for the nine months ended June 30, 2008. During the quarter ended June 30, 2007 the balance sheet was restructured and lower yielding securities were sold and replaced with higher yielding securities. This increase was partially offset by a decrease in the average balance of mortgage-backed securities from $103.7 million for the nine months ended June 30, 2007 to $102.0 million for the nine months ended June 30, 2008. Interest and dividends on investment securities decreased by $3.0 million, or 94.1% from $3.2 million for the nine months ended June 30, 2007 to $191,000 for the nine months ended June 30, 2008. This was primarily due to a decrease in the average balance from $98.1 million for the nine months ended June 30, 2007 to $4.3 million for the nine months ended June 30, 2008 as these securities either matured or were sold.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $19.9 million for the nine months ended June 30, 2007 to $15.4 million for the nine months ended June 30, 2008, a decrease of $4.5 million or 22.5%. Interest on deposits decreased $2.1 million from $15.5 million for the nine months ended June 30, 2007 to $13.4 million for the nine months ended June 30, 2008 due to a decrease in the average balance of deposits from $593.3 million for the nine months ended June 30, 2007 to $537.0 million for the nine months ended June 30, 2008. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts and to allow run off of the higher cost certificate of deposits accounts. The average cost of deposits decreased 15 basis points from 3.49% at June 30, 2007 to 3.34% at June 30, 2008. Interest on short-term borrowings decreased by $634,000 or 63.3% for the nine months ended June 30, 2008. Interest on long-term borrowings decreased by $1.6 million or 84.6% for the nine months ended June 30, 2008. The overall decrease in borrowings was primarily due to a decrease of $57.4 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the nine months ended June 30, 2008. In connection with the balance sheet restructuring, advances totaling $104.0 million were prepaid. Also contributing to reduced interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures , which decreased by $219,000 from $1.5 million for the nine months ended June 30, 2007 to $1.3 million for the nine months ended June 30, 2008. On June 30, 2008, $6.0 million of trust preferred securities were redeemed with proceeds from the second-step conversion. The Company also redeemed $186,000 of common stock of BCSB Capital Trust I that was associated with the trust preferred securities. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly. At June 30, 2008 the rate was 6.36% on $6.5 million of trust preferred securities and 5.71% on $10.0 million of trust preferred securities.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2008 and 2007. Total average assets are computed using month-end balances.

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

	For the Nine Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$412,772	$20,131	6.50%	$453,808	$21,763	6.39%
Mortgage-backed securities	101,988	4,202	5.49	103,735	3,468	4.46
Investment securities	4,332	191	5.88	98,064	3,186	4.33
Other interest earning assets	60,464	1,594	3.52	36,425	1,443	5.28

Total Interest-earning assets	579,556	26,118	6.01	692,032	29,860	5.75
Bank Owned Life Insurance	14,045			13,434
Noninterest-earning assets	29,197			25,444

Total assets	$622,798			$730,910

Interest-bearing liabilities:
Deposits	$537,038	$13,441	3.34	$593,272	$15,517	3.49
Short-term FHLB Advances	10,000	337	4.49	26,956	971	4.80
Long-term FHLB Advances	8,462	306	4.82	45,788	1,859	5.41
Junior Subordinated Debentures	23,175	1,319	7.59	23,197	1,538	8.84
Other liabilities	1,455	—	.00	1,941	—	.00

Total interest-bearing liabilities	580,130	15,403	3.54	691,154	19,885	3.84

Noninterest-bearing liabilities	1,941			5,836

Total liabilities	582,071			696,990
Stockholders’ Equity	40,727			33,920

Total liabilities and stockholders’ equity	$622,798			$730,910

Net interest income		$10,715			$9,975

Interest rate spread			2.47%			1.91%

Net interest margin			2.47%			1.92%

Ratio average interest earning assets/interest-bearing liabilities			99.90%			100.13%

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

	For Nine Months Ended June 30,
	2008 Vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(1,962)	$363	$(33)	$(1,632)
Mortgage-backed securities	(61)	809	(14)	734
Investment securities	(3,046)	1,138	(1,087)	(2,995)
Other interest-earning assets	949	(481)	(317)	151

Total interest-earning assets	(4,120)	1,829	(1,451)	(3,742)

Interest expense:
Deposits	(1,471)	(668)	63	(2,076)
Short-term FHLB advances	(610)	(63)	39	(634)
Long-term FHLB advances	(1,516)	(203)	166	(1,553)
Junior Subordinated Debentures	(1)	(218)	0	(219)
Other liabilities	0	0	0	0

Total interest-bearing liabilities	(3,598)	(1,152)	268	(4,482)

Change in net interest income	$(522)	$2,981	$(1,719)	$740

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We did not establish any additional provision for losses on loans during the nine months ended June 30, 2008 as compared to a provision of $117,000 for the nine months ended June 30, 2007. Loan charge offs for the nine months ended June 30, 2008 were $190,000 as compared to $302,000 for the nine months ended June 30, 2007, a decrease of $112,000. Loan recoveries were $215,000 for the nine months ended June 30, 2008 compared to $212,000 for the nine months ended June 30, 2007. Nonperforming loans at June 30, 2008 were $1.7 million as compared to $2.8 million at June 30, 2007. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased from a loss of $5.8 million for the nine months ended June 30, 2007 to a gain of $1.4 million for the nine months ended June 30, 2008. The increase in other income for the nine months ended June 30, 2008 was primarily attributable to losses from the sale of investments and mortgage backed securities and valuation allowances on loans held for sale in 2007. During the nine months ended June 30, 2007 there was a loss on the sale of investments and mortgage backed securities of $5.9 million and a realized loss on loans held for sale of $1.2 million, due to the balance sheet restructuring. Fees on transaction accounts increased $287,000, or 62.5%, from $459,000 for the nine months ended June 30, 2007 to $746,000 for the nine months ended June 30, 2008. The increase is primarily attributable to the implementation of an overdraft protection program. Income from Bank Owned Life Insurance (BOLI) decreased $55,000 for the nine months ended June 30, 2008 from $428,000 for the nine months ended June 30, 2007, to $373,000 for the nine months ended June 30, 2008. This decrease was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $3.5 million, or 42.5%, from $8.2 million for the nine months ended June 30, 2007 to $11.6 million for the nine months ended June 30, 2008. This was primarily due to the recovery of insurance proceeds from the check-kiting incident of $3.4 million during the nine months ended June 30, 2007. Salaries and related expenses increased by $193,000, or 3.3%, from $5.9 million for the nine months ended June 30, 2007 to $6.1 million for the nine months ended June 30, 2008. Occupancy expense remained stable at $1.7 million for the nine months ended June 30, 2007 and 2008. Data processing fees increased $34,000, or 3.1%, from $1.1 million for the nine months ended June 30, 2007 to $1.1 million for the nine months ended June 30, 2008. This increase was due to the increase in the data processor’s contract fees. Advertising increased $51,000, or 13.0%, from $391,000 for the nine months ended June 30, 2007 to $442,000 for the nine months ended June 30, 2008. This increase was due to additional promotion of new products during the period. These increases were partially offset by a decrease in professional fees and other expenses. Professional fees decreased by $65,000, or 16.9%, from $385,000 for the nine months ended June 30, 2007 to $320,000 for the nine months ended June 30, 2008. The decrease in professional fees was primarily due to reduced legal and consulting fees. Other expenses decreased by $71,000, or 8.7%, from $820,000 for the nine months ended June 30, 2007 to $749,000 for the nine months ended June 30, 2008.

Income Taxes. Our income tax expense (benefit) was $82,000 and $(1.5) million for the nine months ended June 30, 2008 and 2007, respectively. The change in income taxes for the nine months ended June 30, 2008 as compared to the same period in the prior year was primarily due to improved pretax earnings. However, the tax rate as a percentage of pretax earnings (loss) decreased substantially during the nine months ended June 30, 2008 as compared with the nine months ended June 30, 2007. This change relates to recently enacted increases in Maryland state corporate income tax rates from 7% to 8.25%. Deferred tax assets were adjusted to reflect the new state income tax rate when such assets are expected to be realized. The adjustment decreased our income tax expense by approximately $50,000 for the nine months ended June 30, 2008. Additionally, our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net Income. Net income decreased from $599,000 for the three months ended June 30, 2007 to $285,000 for the three months ended June 30, 2008. The decrease was primarily due to gains from the sale of loans in 2007 from the balance sheet restructuring. Decreased net interest income also contributed to the decline in net income. Net interest income decreased by $98,000, or 2.6% from $3.8 million for the three months ended June 30, 2007 to $3.7 million for the three months ended June 30, 2008.

Net Interest Income. Net interest income decreased by $98,000, or 2.6%, from $3.8 million for the three months ended June 30, 2007 to $3.7 million for the three months ended June 30, 2008. The decrease in net interest income primarily was due to decreases in the average rate of interest on Federal Funds sold and overnight investments due to rate cuts by the Federal Reserve Bank over the past year. Our ratio of average interest-earning assets to average interest-bearing liabilities increased from 99.44% for the three months ended June 30, 2007 to 101.78% for the three months ended June 30, 2008.

Interest Income. Interest income decreased by $1.4 million, or 14.5%, from $9.6 million for the three months ended June 30, 2007 to $8.2 million for the three months ended June 30, 2008. Interest and fees on loans decreased by $631,000, or 8.8%, from $7.2 million for the three months ended June 30, 2007 to $6.5 million for the three months ended June 30, 2008. This was primarily due to a substantial decrease in yield on Federal Funds sold and overnight investments due to rate cuts by the Federal Reserve Bank and a decrease in the average balance of loans receivable of $32.1 million from $440.2 million for the three months ended June 30, 2007 to $408.1 for the three months ended June 30, 2008. The decrease in the average balance of loans receivable was primarily attributable to the sale of $46.4 million in residential loans in connection with the balance sheet restructuring. Interest on mortgage-backed securities increased by $180,000, or 15.9%, from $1.1 million for the three months ended June 30, 2007 to $1.3 million for the three months ended June 30, 2008. The average balance of mortgage-backed securities increased by $10.8 million from $87.7 million for the three months ended June 30, 2007 to $98.5 million for the three months ended June 30, 2008. Interest and dividends on investment securities decreased by $77,000, or 64.2% from $120,000 for the three months ended June 30, 2007 to $43,000 for the three months ended June 30, 2008. This was primarily due to the decrease in the average balance of investment securities from $7.5 million for the three months ended June 30, 2007 to $2.8 million for the three months ended June 30, 2007 as these securities either matured or were sold. Interest income on other earning assets decreased by $874,000, or 71.0%, from $1.2 million for the three months ended June 30, 2007 to $357,000 for the three months ended June 30, 2008. This was primarily due to a substantial decline in yield on Federal Funds sold due to rate cuts by the Federal Reserve Bank and an overall decrease in the average balance of liquid interest earning assets.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased, from $5.9 million for the three months ended June 30, 2007 to $4.6 million for the three months ended June 30, 2008, a decrease of $1.3 million, or 22.2%. Interest on deposits decreased $1.0 million from $5.1 million for the three months ended June 30, 2007 to $4.0 million for the three months ended June 30, 2008 due to a decrease in the average balance of deposits from $582.6 million for the three months ended June 30, 2007 to $523.2 million for the three months ended June 30, 2008. Interest on deposits also decreased due to a decline in the average cost of funds on deposits from 3.48% for the three months ended June 30, 2007 to 3.08% for the three months ended June 30, 2008. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts and to allow the run-off of higher cost certificate of deposits accounts. Interest on borrowings decreased by $107,000 or 37.2% for the three months ended June 30, 2008. The overall decrease in interest expense on borrowings was primarily due to a decrease in the average balances of advances from the Federal Home Loan Bank of Atlanta of $8.0 million, from $23.3 million at June 30, 2007 to $15.3 million at June 30, 2008. Interest expense on the Trust Preferred Securities/Junior Subordinated Debentures decreased $156,000, or 30.3% from $514,000 for the three months ended June 30, 2007 to $358,000 for the three months ended June 30, 2008. This decrease was due primarily to a decline in interest rates paid on these borrowings from 8.86% for the three months ended June 30, 2007 to 6.19% for the three months ended June 30, 2008. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to our average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2008 and 2007. Total average assets are computed using month end balances.

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

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$408,124	$6,542	6.41%	$440,253	$7,173	6.52%
Mortgage-backed securities	98,533	1,312	5.33	87,685	1,132	5.16
Investment securities	2,840	43	6.06	7,522	120	6.38
Other interest earning assets	64,236	357	2.22	92,661	1,231	5.31

Total Interest-earning assets	573,733	8,254	5.75	628,121	9,656	6.15
Bank Owned Life Insurance	14,190			13,593
Noninterest-earning assets	27,697			28,604

Total assets	$615,620			$670,318

Interest-bearing liabilities:
Deposits	$523,212	$4,026	3.08	$582,583	$5,067	3.48
Short-term FHLB Advances	10,000	121	4.84	10,000	108	4.32
Long-term FHLB Advances	5,385	60	4.46	13,333	180	5.40
Junior Subordinated Debentures	23,131	358	6.19	23,197	514	8.86
Other liabilities	2,087	—	.00	2,564	—	.00

Total interest-bearing liabilities	563,815	4,565	3.24	631,677	5,869	3.72

Noninterest-bearing liabilities	1,371			4,564

Total liabilities	565,186			636,241
Stockholders’ Equity	50,434			34,077

Total liabilities and stockholders’ equity	$615,620			$670,318

Net interest income		$3,689			$3,787

Interest rate spread			2.52%			2.43%

Net interest margin			2.57%			2.41%

Ratio average interest earning assets/interest bearing liabilities			101.76%			99.44%

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

	For Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(486)	$(155)	$10	$(631)
Mortgage-backed securities	141	35	4	180
Investment securities	(74)	(7)	4	(77)
Other interest-earning assets	(380)	(713)	219	(874)

Total interest-earning assets	(799)	(840)	237	(1,402)

Interest expense:
Deposits	(517)	(584)	60	(1,041)
Short-term FHLB advances	—	13		13
Long-term FHLB advances	(120)	—	—	(120)
Junior Subordinated Debentures	(1)	(155)	—	(156)
Other liabilities	—	—	—	—

Total interest-bearing liabilities	(638)	(726)	60	(1,304)

Change in net interest income	$(161)	$(114)	$177	$(98)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We did not establish any additional provision for losses on loans during the three months ended June 30, 2008 or June 30, 2007. Charge offs for the three months ended June 30, 2008 were $45,000 as compared to $93,000 for the three months ended June 30, 2007, a decrease of $48,000. Loan recoveries were $46,000 for the three months ended June 30, 2008 compared to $26,000 for the three months ended June 30, 2007. Nonperforming loans at June 30, 2008 were $1.7 million as compared to $2.8 million at June 30, 2007. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income decreased by $268,000, from $808,000 for the three months ended June 30, 2007 to $540,000 for the three months ended June 30, 2008. The decrease in other income for the three months ended June 30, 2008 was primarily attributable to a decrease in the valuation allowance on loans held for sale. This decrease was partially offset by an increase in fees on transaction accounts of $71,000, or 35.7%, from $199,000 for the three months ended June 30, 2007 to $270,000 for the three months ended June 30, 2008. The increase is primarily attributable to the implementation of an overdraft protection program. Income from Bank Owned Life Insurance (BOLI) decreased $18,000 for the three months ended June 30, 2008 from $146,000 for the three months ended June 30, 2007, to $128,000 for the three months ended June 30, 2008. This decrease was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $61,000, or 1.6%, from $3.7 million for the three months ended June 30, 2007 to $3.8 million for the three months ended June 30, 2008. Salaries and related expenses for the three months ended June 30, 2008 included $130,000 in severance costs associated with a reduction in staff. Property plant and equipment expense decreased by $19,000 or 6.3%, from $303,000 for the three months ended June 30, 2007 to $ 284,000 for the three months ended June 30, 2008. Advertising expense increased by $51,000, or 50.0%, from $102,000 for the three months ended June 30, 2007 to $153,000 for the three months ended June 30, 2008. This increase was due to additional promotion of new products during the period. Professional fees increased $72,000, or 114.3%, from $63,000 for the three months ended June 30, 2007 to $135,000 for the three months ended June 30, 2008. The increase in professional fees was primarily due to increased legal and consulting fees. Telephone, postage and office supplies decreased by $18,000 or 17.6%, from $102,000 for the three months ended June 30, 2007 to $84,000 for the three months ended June 30, 2008. This decrease was primarily due to decreased mailing expenses. Other expenses also decreased by $72,000 or 28.7%, from $252,000 for the three months ended June 30, 2007 to $179,000 for the three months ended June 30, 2008. This decrease related primarily to $89,000 in reversed expenses previously accrued in connection with potential litigation that had been settled.

Income Taxes. Our income tax expenses were $134,000 and $247,000 for the three months ended June 30, 2008 and 2007, respectively. Our tax expense decreased for the three months ended June 30, 2008 as compared to the same quarter in the prior year primarily due to a decrease in pretax earnings.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	June 30, 2008	September 30, 2007
	(In thousands)
Commitments to originate new loans	$6,526	$8,835
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	29,182	29,942
Commercial letters of credit	840	1,010

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

Asset Quality

At June 30, 2008, we had $1.7 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing .28% of total assets. Approximately $1.3 million of this total is represented by a commercial office building located in Shrewsbury, PA. The property is fully leased with positive cash flow. No loss of principal is anticipated. At September 30, 2007, non-performing assets were $2.4 million or .37% of assets. There was one impaired commercial loan with an outstanding balance of $2.3 million at September 30, 2007. The property securing this loan was foreclosed upon and sold with no loss of principal to the Company. Our net recoveries for the quarter ended June 30, 2008 were $1,000. Our allowance for loan losses was $2.7 million at June 30, 2008 compared to $2.6 million at September 30, 2007.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2008	At September 30, 2007
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single family residential	$—	$—
Multi-family residential	—	—
Commercial real estate	1,649	2,266
Construction	—	—
Commercial loans	—	—
Land	—	—
Consumer Loans	13	24

Total nonaccrual loans	1,662	2,290
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	1,662	2,290
Other nonperforming assets	20	108

Total nonperforming assets	$1,682	$2,398

Nonperforming loans to loans receivable, net	.41%	.55%
Nonperforming assets as a percentage of loans and foreclosed real estate	.42%	.58%
Nonperforming assets to total assets	.28%	.37%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Nine months Ended June 30
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$2,650	$2,679

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Loans	—	—
Consumer	(190)	(302)

Total charge-offs	(190)	(302)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	215	212

Total recoveries	215	212
Net loans recovered (charged-off)	25	(90)
Provision for loan losses	—	117

Balance at end of period	$2,675	$2,706

Ratio of net recoveries (charge-offs) to average loans outstanding during the period	.01%	.02%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2008, the Company had $1.7 million in classified assets, consisting of $1.7 million in substandard and loss loans, and $13,000 in repossessed assets. At September 30, 2007, the Company had $5.7 million in substandard and loss loans, consisting of $5.7 million in loans and $94,000 in foreclosed real estate.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At June 30, 2008, we have identified approximately $11.3 million in assets classified as special mention. At September 30, 2007, $1.9 million in assets were classified as special mention.

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

Asset quality concerns have increased recently as a result of declining conditions in housing and credit markets. The Bank has no direct sub-prime or Alt-A loss exposure in its loan portfolio. Although “Special mention” assets increased from September 30, 2007 to June 30, 2008, substandard and loss loans, which exhibit the greatest risk exposure, decreased during the same period from $5.7 million at September 30, 2007 to $1.7 million at June 30, 2008. Loan loss allowances as a percentage of gross loans outstanding have increased slightly between September 30, 2007 and June 30, 2008. For the nine months ended June 30, 2008 recoveries have exceeded charge-offs. Based upon these factors, it was determined that the allowance for loan losses at June 30, 2008 was adequate and that no additional provision for loan losses during the three months ending June 30, 2008 was necessary.

Liquidity and Capital Resources

At June 30, 2008, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 6 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2008 and 2007, the Company had $59.0 million and $89.2 million, respectively, of gross loan originations. During the nine months ended June 30, 2008 and 2007, the Company purchased investment securities in the amounts of $0 and $802,000, respectively, and mortgage-backed securities in the amounts of $0 and $84.9 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the FHLB of Atlanta in the amount of $159.0 million as of June 30, 2008. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of June was approximately 28.3%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2008, cash, interest-bearing deposits in other banks and federal funds sold were $9.1 million, $7.0 million and $44.9 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2008 totaled $220.3 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2008, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $840,000, $29.2 million and $6.5 million, respectively.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 6.36% at June 30, 2008. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The preferred securities are redeemable by BCSB Bankcorp on or after September 30, 2007 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest. The Company used a portion of the net proceeds that it retained from the recently completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company, while retaining sufficient liquidity to cover at least two years of projected operating expenses.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 5.71% at June 30, 2008. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The preferred securities are redeemable by BCSB Bancorp on or after October 7, 2008 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $2.1 million during the year ended September 30, 2007 and $358,000 during the three months ended June 30, 2008.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company’s loan and deposit portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income. However, the Company does not believe that any material changes in interest rate risk exposures occurred since September 30, 2007.

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

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

The Company’s Annual Meeting of Stockholders was held on April 2, 2008. There were 5,925,743 shares entitled to vote as of the date of February 11, 2008, including 3,754,960 shares held by Baltimore County Savings Bank, M.H.C. 5,749,461 shares representing 96.96% of the total outstanding shares of the Company’s common stock were represented at the Annual Meeting in person or by proxy.

I.	ADOPTION OF PLAN OF CONVERSION AND REORGANIZATION

	Number of Votes	Percentage of Outstanding Shares (including shares held by Baltimore County Savings Bank, M.H.C.)	Percentage of Outstanding Shares (excluding shares held by Baltimore County Savings Bank, M.H.C.)
FOR	5,105,533	86.1%	62.0%

AGAINST	163,567	2.7%	7.5%

ABSTAIN	11,219.192%		.5%

There were 469,141 broker nonvotes on the matter

II.	INFORMATIONAL PROPOSALS

a.	Approval of an increase in the authorized shares of capital stock.

	Number of Votes	Votes Cast
FOR	5,394,474	93.86%

AGAINST	341,185	5.91%

ABSTAIN	13,797.23%

There were 0 broker nonvotes on the matter

b.	Approval of a provision in BCSB Bancorp’s articles of incorporation to limit the ability of stockholders to remove directors.

	Number of Votes	Votes Cast
FOR	4,800,037	90.79%

AGAINST	456,625	8.77%

ABSTAIN	23,657.44%

There were 469,142 broker nonvotes on the matter

c.	Approval of a provision in BCSB Bancorp’s articles of incorporation to limit business combinations with interested stockholders.

	Number of Votes	Votes Cast
FOR	4,904,373	92.75%

AGAINST	351,254	6.83%

ABSTAIN	24,694.42%

There were 469,140 broker nonvotes on the matter

d.	Approval of a provision in BCSB Bancorp’s articles of incorporation requiring a super-majority vote to approve certain amendments to BCSB Bancorp’s articles of incorporation.

	Number of Votes	Votes Cast
FOR	4,856,341	91.77%

AGAINST	403,378	7.85%

ABSTAIN	20,602.38%

There were 469,140 broker nonvotes on the matter

e.	Approval of a provision in BCSB Bancorp’s articles of incorporation to limit the voting rights of shares beneficially owned in excess of 10% of BCSB Bancorp’s outstanding voting stock.

	Number of Votes	Votes Cast
FOR	4,866,672	91.97%

AGAINST	386,720	7.53%

ABSTAIN	26,927.50%

There were 469,141 broker nonvotes on the matter

III.	ELECTION AS DIRECTORS OF THE FOLLOWING NOMINEES:

For a term of three-years:

	FOR		WITHHELD
	Number of Votes	Percentage of Votes Cast	Number of Votes	Percentage of Votes Cast
Henry V. Kahl	5,571,364	96.9%	178,093	3%

Michael J. Klein	5,576,276	96.9%	173,182	3%

For a term of one year:

	FOR		WITHHELD
	Number of Votes	Percentage of Votes Cast	Number of Votes	Percentage of Votes Cast
Ernest A. Moretti	5,580,830	97%	168,627	2.9%

IV.	RATIFICATION OF THE APPOINTMENT OF PUBLIC INDEPENDENT REGISTERED ACCOUNTING FIRM

Resolved, that the appointment of Stegman & Company as independent registered accounting firm of BCSB Bankcorp, Inc. for the 2008 fiscal year, having been presented to and considered at this meeting, be and hereby is ratified and approved in all respects.

	Number	Percentage
FOR	5,692,342	99.05%

AGAINST	39,653.67%

ABSTAIN	17,465.29%

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: July 31, 2008	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: July 31, 2008	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)