Form 10-K
period 2008-09-30
BCSB Bancorp Inc.
filed 2008-12-29
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-53163

BCSB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1424764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4111 E. Joppa Road, Suite 300, Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (410) 256-5000

Securities registered pursuant to Section 12(b) of the Act:	Common stock, par value $0.01 per share	Nasdaq Global Market
	(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value as of March 31, 2008 of voting and non-voting common equity held by non-affiliates was approximately $27,402,930. This information is based on the ownership information and closing sale price ($6.27 per share as listed on the Nasdaq Global Market) for BCSB Bankcorp, Inc. common stock as of March 31, 2008. BCSB Bancorp, Inc. became the successor registrant to BCSB Bankcorp, Inc. on April 10, 2008.

Number of shares of Common Stock outstanding as of December 16, 2008: 3,121,076

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year Ended September 30, 2008. (Parts II and IV)

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

PART I

Item 1. Business

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, F.S.B. (the “Bank”). The Company’s assets consist of its investment in the Bank and its portfolio of investment securities. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2008, the Company had total assets of $567.1 million, total deposits of $484.8 million and stockholders’ equity of $49.7 million.

The Company’s and the Bank’s executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is (410) 256-5000.

Baltimore County Savings Bank, F.S.B. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area, which consists of the Baltimore Metropolitan Area. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), its deposit insurer. The Bank attracts deposits from the general public and invests these funds in loans secured by first mortgages on owner-occupied, single-family residences in its market area and other real estate loans consisting of commercial real estate loans, construction loans and single-family rental property loans. The Bank also originates consumer loans and commercial loans. The Bank derives its income primarily from interest earned on these loans, and to a lesser extent, interest earned on investment securities and mortgage-backed securities. The Bank operates out of its main office in Baltimore County, Maryland and 18 branch offices in Baltimore County, Harford County, Howard County and Baltimore City in Maryland.

Available Information

The Company and Bank maintain an Internet website at http://www.baltcosavings.com. The Company makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed with the Securities and Exchange Commission (“SEC”) as well as other information related to the Company, free of charge. SEC reports are available on this site as soon as reasonably practicable after electronically filed. The internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Completed Reorganization

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist, a newly organized Maryland corporation, BCSB Bancorp, Inc., became the holding company for the Bank. As part of the conversion a total of 1,976,538 shares the Company’s common stock were sold at $10.00 per share in an initial public offering and the Company received net proceeds of approximately $17.1 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank. The Company also loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock. As part of the conversion, each outstanding public share of BCSB Bankcorp, Inc. was exchanged for 0.5264 shares of the Company’s common stock. Information herein for dates and periods prior to April 10, 2008 reflects such information for BCSB Bankcorp, Inc.

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2008, management estimates that more than 95% of deposits and 95% of all lending came from its market area.

The economy of the Bank’s market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This partially mitigates the risk associated with a decline in any particular economic sector. Demographic and economic growth trends, measured by changes in population, number of households, age distribution and median household income, provide key insight into the health of our market area. Baltimore County has the largest population at 789,000, followed by Baltimore City at 633,000, Anne Arundel County at 512,000, Howard County at 274,000 and Harford County at 240,000. (Source: Maryland Department of Planning, 2010 projection) Located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to Baltimore County Department of Economic Development 84% of Baltimore County’s employees work in the private sector with approximately 7% in manufacturing, 19% in trade, transportation and utilities, 14.0% in professional business services, 16.0% in education and health services, and 8% in leisure and hospitality. Government provides 15.6% of Baltimore County’s jobs, with self-employed providing the remaining employment. According to the Maryland Department of Labor Licensing and Regulations, Baltimore County’s total labor force equaled 429,000 with an unemployment rate of 3.6% and a per capita personal income of $45,400. Select employers include the U.S. Social Security Administration, T. Rowe Price Group, McCormick & Company and Lockheed Martin.

Harford County continues to experience strong economic growth while maintaining a strong government presence of approximately 18,279 employed in the Aberdeen Proving Grounds (APG) both in the military and in civilian capacity. The Maryland Department of Labor and Licensing Regulation estimates 67,702 work in Harford County’s private sector with 23% working in retail trade, transportation, and utilities, 14.0% in professional or business services, 17.75% in local government and 11.4% in education and health services. Going forward, Harford County and the entire Baltimore metropolitan area will benefit from final congressional approval of the Base Realignment or Closure Commission’s (BRAC) decision to shift an additional 8,000 U.S. Department of Defense jobs to APG according to the Maryland Department of Planning BRAC report issued in December 2006. The department estimates approximately 14,000 households to be located in Harford and Cecil Counties over 2009 through 2015.

Based on data provided by Environmental Systems Research Institute, Inc. from 2000 to 2007, Baltimore City experienced a decline in population at a rate of 0.3% annually, while Baltimore County’s population increased at a 0.6% annual rate over the same period. Comparatively, over the same time period, annual population growth rates for Harford County and Howard County equaled 1.4% and 1.5%, respectively, which exceeded the comparable Maryland growth rate of .86% and the U.S. growth rate of 1.3%.

Income levels in the market area tend to reflect the nature of the markets served, with higher income levels in the faster growing suburban markets. Based on data provided by Environmental Systems Research Institute, Inc. from 2000 to 2007 Baltimore City’s median income increased at an annual rate of 2.9%, while Baltimore County’s median income increased 3.2% over the same period. Comparatively, over the same time period, annual median income growth rates for Howard County and Harford County equaled 3.7% and 3.4%, respectively, outpacing the Maryland and U.S. median income growth rate of 3.4%.

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

Lending Activities

General. The Bank’s gross loan portfolio totaled $408.5 million at September 30, 2008, representing 72.0% of total assets at that date. At September 30, 2008, $165.3 million, or 40.5% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $25.0 million, $41.8 million and $127.6 million, respectively, or 6.1%, 10.2% and 31.2%, respectively, of the Bank’s gross loan portfolio at September 30, 2008. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $15.5 million and $17.9 million, respectively, or 3.8% and 4.4% respectively, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $8.3 million, or 2.0% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At September 30, 2008, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Single-family residential (1)	$165,341	40.47%	$164,522	38.19%	$214,724	44.50%	$195,203	40.44%	$179,010	43.47%
Single-family rental property loans	41,819	10.24	36,245	8.42	29,131	6.04	26,914	5.58	19,257	4.68
Commercial	127,596	31.23	119,598	27.77	110,179	22.83	75,034	15.55	64,615	15.69
Construction (2)	24,967	6.11	42,284	9.82	39,021	8.09	53,755	11.14	23,225	5.64
Commercial lines of credit	8,328	2.04	12,982	3.01	9,606	2.00	16,463	3.41	16,038	3.89
Commercial leases	4,612	1.13	4,574	1.06	4,749.98		3,300.68		1,300.32
Commercial loans secured	—	—	—	—	365.08		1,869.39		800.20
Commercial loans unsecured	329.08		336.08		409.08		538.11		545.13

Consumer Loans:
Automobile	15,490	3.79	30,490	7.08	53,530	11.09	88,287	18.29	88,122	21.40
Home equity lines of credit	17,914	4.39	16,960	3.94	17,942	3.72	17,901	3.71	15,629	3.79
Other	2,124.52		2,713.63		2,849.59		3,377.70		3,265.79

	408,520	100.00%	430,704	100.00%	482,505	100.00%	482,641	100.00%	411,806	100.00%

Add:
Purchase accounting premium (net)	158		285		451		665		950
Less:
Undisbursed portion of loans in process	4,595		9,846		12,014		16,874		13,764
Deferred loan origination fees	408		558		355		272		267
Unearned interest	534		1,633		4,132		9,067		10,002
Allowance for loan losses	2,672		2,650		2,679		2,746		2,587

Total	$400,469		$416,302		$463,776		$454,347		$386,136

(1)	Includes fixed-rate second mortgage loans.
(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2008 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due in 1 year or less	Due 1 through 5 years	Due after 5 years	Total
	(In thousands)
Real Estate Loans
Single-family residential	$1,333	$10,367	$153,641	$165,341
Single-family rental property	1,512	5,008	35,299	41,819
Commercial	1,655	16,037	109,904	127,596
Construction	1,727	2,864	20,376	24,967
Commercial lines of credit	7,619	—	709	8,328
Commercial leases	—	4,462	150	4,612
Commercial loans unsecured	329	—		329
Consumer:
Automobile	1,256	14,234	—	15,490
Home equity lines of credit	289	—	17,625	17,914
Other	388	758	978	2,124

Total	$16,108	$53,730	$338,682	$408,520

The following table sets forth at September 30, 2008, the dollar amount of all loans due after one year after September 30, 2008 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$157,119	$8,222
Single-family rental property	27,716	14,103
Commercial	28,419	99,177
Construction	5,332	19,635
Commercial lines of credit	—	8,328
Commercial leases	4,612	—
Commercial loans unsecured	329	—
Consumer:
Automobiles	15,490	—
Home equity lines of credit	—	17,914
Other	2,124	—

Total	$241,141	$167,379

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(In thousands)
Loans originated:
Real Estate Loans:
Single-family residential	$20,833	$32,421	$50,160
Single-family rental property	10,702	11,097	5,779
Commercial	20,354	20,060	36,463
Construction	6,992	14,517	14,738
Commercial lines of credit	3,670	1,712	3,275
Commercial loans secured	—	—	107
Commercial leases	2,103	2,205	2,745
Consumer:
Automobile	1,673	4,152	6,884
Home equity lines of credit	6,396	4,457	8,435
Other	541	1,367	896

Total loans originated	$73,2644	$91,988	$129,482

Loans purchased:
Real estate loans	$2,912	$3,500	$—

Total loans purchased	$2,912	$—	$—

Loans sold:
Whole loans	$—	$46,438	$—

Total loans sold	$—	$46,438	$—

The Bank’s loan originations are derived from a number of sources, including business referrals, depositors borrowers, our website, and advertising, as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. Automobile loans are originated by the Bank’s loan personnel and loan applications are accepted at the Bank’s offices.

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loans are approved based on a loan approval matrix, which is governed by the type of loan and the loan amount. Levels of approval are the loan officer, officers’ loan committee, which includes the President, Chief Financial Officer, Executive Vice President in charge of lending, Executive Vice President of Operations, and the Treasurer, a directors loan committee which consist of the officers’ loan committee and at least three outside directors, and the full Board. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a deed of trust or a mortgage on real estate, an appraisal of the real estate is generally undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with commercial real estate loan.

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

The Bank is permitted to lend up to 95% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 95% of the appraised value, the Bank’s policy is to obtain private mortgage insurance at the borrower’s expense on the principal amount of the loan. The Bank does provide a first time home buyers loan program in conjunction with the Federal Home Loan Bank of Atlanta where 100% of the loan amount will be funded for qualified buyers. The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 90%. The Bank limits the loan-to-value ratio on single-family rental property loans to 80%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 90% of the value of the property., although the majority of home equity loans have a loan to value ratio of 80% or less.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower were limited to $14.7 million at September 30, 2008. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2008, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2008, the Bank’s largest loan customer was a $5.7 million relationship secured by of residential rental properties. At September 30, 2008, the loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2008, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $165.3 million, or 40.5% of the Bank’s gross loan portfolio. The Bank has never participated in the origination of Sub-prime lending and, accordingly has no direct exposure to this type of lending within its loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2008, the Bank had $157.1 million of fixed-rate single-family mortgage loans, which amounted to 95.0% of the Bank’s single-family mortgage loans. The Bank emphasizes the origination of fixed-rate single-family residential mortgage loans with maturities of 30 years or less by offering competitive rates.

The Bank also offers adjustable-rate single-family residential mortgage loans. As of September 30, 2008, $8.2 million, or 5.0% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2008, single-family rental property loans totaled $41.8 million, or 10.2%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $10.7 million, $11.1 million and $5.8 million for the years ended September 30, 2008, 2007 and 2006, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from 0.5% to 1.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 30 years.

Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rate or adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2008, $25.0 million, or 6.1%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

Consolidation in the building industry and the increasing presence in the Bank’s market of large builders that are not locally based have limited the Bank’s ability to compete for some loans to builders because the Bank’s loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank’s construction loans totaled $25.0 million, $42.3 million and $39.0 million at September 30, 2008, 2007 and 2006, respectively, and construction loan originations were $7.0 million, $14.5 million and $14.7 million during the years ended September 30, 2008, 2007 and 2006, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Acquisition and development loans totaled $13.2 million or 3.23% of the Bank’s gross loan portfolio. The Bank originated $2.7 million of acquisition and development loans during the fiscal year ended September 30, 2008. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2008, the Bank had 19 letters of credit outstanding totaling $920,000. All acquisition and development loans were performing in accordance with their terms at such date.

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

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of small office buildings, churches, commercial office condominiums, small shopping centers and small commercial and industrial buildings. Such loans generally range in size from $100,000 to $6 million, with the largest having an outstanding principal balance of $5.2 million at September 30, 2008. At September 30, 2008, the Bank had $127.6 million of commercial real estate loans, which amounted to 31.2% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years.

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

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 0% to prime plus 3 1/2%. As of September 30, 2008, the Bank had $8.3 million of such loans, which amounted to 2.0% of the Bank’s gross loan portfolio.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposits.

Automobile loans totaled $15.5 million, or 3.8%, of the Bank’s gross loan portfolio, at September 30, 2008. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and used cars are financed for a period generally of up to six years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows their insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2008, home equity lines of credit totaled $17.9 million, or 4.4% of the Bank’s gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $13.2 million, or 3.2%, of the Bank’s gross loans at September 30, 2008.

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

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 2.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2008, savings account loans accounts totaled $758,000, or .18%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.4 million, or .34% of the Bank’s gross loan portfolio at September 30, 2008.

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

Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations typically from 0 to 3 points (one point being equal to 1% of the loan amount) on residential and commercial loan originations. The Bank services loans sold to FHLMC and FNMA. The Bank also services participation loans originated and sold by the Bank with servicing retained, and earns minimal income from this activity.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectability of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off when management concludes that they are uncollectible. See Note 3 of Notes to Financial Statements.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 3 of Notes to Financial Statements.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Single-family residential	$291	$—	$69	$647	$266
Single-family rental property	—	—	—	—	—
Commercial	369	2,266	2,381	91	606
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial leases	173	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	2	24	42	—	—

Total	$835	$2,290	$2,492	$738	$872

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total nonperforming loans	$835	$2,290	$2,492	$738	$872

Percentage of gross loans	.20%	.53%	.51%	.15%	.21%

Percentage of total assets	.14%	.35%	.32%	.09%	.11%

Other nonperforming assets (2)	$1,244	$108	$130	$86	$33

Loans modified in troubled debt restructuring	$—	$—	$—	$—	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets include the Bank’s inventory of repossessed cars and other real estate owned.

During the year ended September 30, 2008, gross interest income of $75,000, would have been recorded on loans accounted for on a non-accrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2008 amounted to $50,000.

At September 30, 2008, the Bank had no loans which were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

At September 30, 2008, nonaccrual loans consisted of two commercial loans aggregating $369,000, four residential loans aggregating $291,000, one commercial lease aggregating $173,000 and one consumer loan aggregating $2,000.

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2008, the Bank had real estate owned valued at $1.2 million. The Bank had $14,000 of other nonperforming assets, which consisted of the Bank’s inventory of repossessed cars.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2008, the Bank had $12.6 million in classified assets consisting of $10.5 million in assets classified as special mention, $2.2 million in assets classified as substandard, $0 in assets classified as doubtful and $0 in assets classified as loss. Special mention assets consisted of $612,000 in single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2008, $35,000 in consumer loans 60 to 120 days delinquent and commercial loans of $9.8 million that the Bank is monitoring for management and credit weaknesses at September 30, 2008. Substandard assets consisted of the $835,000 in nonaccrual loans described above. Substandard assets also includes commercial loans aggregating $172,000 that the Bank is monitoring for management and credit weaknesses and one piece of real estate acquired through foreclosure for $1.2 million.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income. Due to the downturn in the current economic conditions, the Bank increased the allowance for loan losses in the fourth quarter. Net loans charged off for the fourth quarter were $363,000.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at the beginning of the period	$2,650	$2,679	$2,746	$2,587	$2,698

Loans charged-off:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	341	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	262	364	578	677	1,242

Total charge-offs	603	364	578	677	1,242

Recoveries:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	265	218	317	383	423

Total recoveries	265	218	317	383	423
Net loans charged-off	(338)	(146)	(261)	(294)	(819)
Provision for loan losses	360	117	194	453	708

Balance at the end of period	$2,672	$2,650	$2,679	$2,746	2,587

Ratio of net charge-offs to average loans outstanding during the period	.08%	.03%	.06%	.07%	.22%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2008		2007		2006		2005		2004
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in Thousands)
Real estate loans:
Single-family residential	$329	40.47%	$633	38.19%	$697	44.50%	$548	40.44%	$578	43.47%
Single-family rental property	106	10.24	80	8.42	64	6.04	40	5.58	29	4.68
Commercial	1,292	31.23	976	27.77	591	21.87	707	15.55	455	15.69
Construction	360	6.11	127	9.82	94	8.09	14	11.14	16	5.64
Commercial lines of credit	75	2.04	39	3.01	42	2.91	22	3.41	10	3.89
Commercial leases	92	1.14	27	1.06	28.98		2.68		—	.32
Commercial loans secured	—	—	—	—	1.08		72.39		52.20
Commercial loans unsecured	330.08		335.08		409.08		537.11		541.13
Consumer	88	8.69	433	11.65	753	15.45	804	22.70	906	25.98

Total allowance for loan losses	$2,672	100.00%	$2,650	100.00%	$2,679	100.00%	$2,746	100.00%	$2,587	100.00%

Investment Activities

General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain. See “—Regulation—Depository Institution Regulation—Liquidity Requirements.”

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

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent. The held to maturity investment portfolio would not be used for speculative purposes and would be carried at amortized cost. In the event the Bank sold securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2008 the Bank’s securities portfolio consists of available for sale securities only.

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

Mortgage-related securities, which include collateralized mortgage obligations (“CMOs”), are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into “traunches” or “classes” of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities’ class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

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

At September 30, 2008, there were no mortgage-backed securities classified as held to maturity. Securities are designated into one of the three categories at the time of purchase. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Bank. Many factors are considered in the analysis of which securities might be classified as other-than-temporarily impaired, including industry reports, credit ratings, volatility in market price and other relevant information such as the length of time and extent to which the market value has been less than cost. If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in earnings. Estimated fair value is determined based on bid prices received from third party pricing services.

At September 30, 2008, mortgage-backed securities and CMOs (collateralized mortgage obligations) with an amortized cost of $89.9 million were classified as available for sale and had a weighted average yield of 5.42%. At September 30, 2008, the Bank’s mortgage-backed securities portfolio had gross unrealized losses of approximately $4.0 million, most of which related to $25.1 million in CMO obligations. Gross market value of these CMOs declined by $1.2 million during the three months ended September 30, 2008 and declined by $3.7 million during the twelve months ended September 30, 2008. The decline in value was not significant until the quarter ended June 30, 2008, indicating notably lower valuations over a period of less than six months as of September 30, 2008. The price decline resulted from distressed selling in an illiquid market for these types of mortgage-backed securities. The Bank has the ability and the intent to hold these securities to maturity and, to date, the securities have performed in accordance with their terms. If in the future it is determined that declines in market values with respect to these or any other securities are other than temporary, the Bank would be required to recognize losses in its Consolidated Statements of Operations. The Bank has no equity holdings in Federal Home Loan Mortgage Corporation or Federal National Mortgage Association stock and, accordingly, has no loss exposure in this area.

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.

	At September 30,
	2008	2007	2006
	(Dollars in Thousands)
Securities available for sale:
U.S. government and agency securities	$994	$3,970	$110,054
Mortgage-backed securities	68,789	77,704	86,801
Collateralized mortgage obligations	21,167	27,295	—

Equity investments in mutual funds	—	—	33,014

Total available for sale	$90,950	$108,969	$229,869

Securities held to maturity:
U.S. government and agency securities	$—	$—	$4,496
Mortgage-backed securities	—	—	28,675

Total held to maturity	$—	$—	$33,171

Total	$90,950	$108,969	$263,040

The following table sets forth information in the scheduled maturities, amortized cost, market value and average yields for the Bank’s investment portfolio at September 30, 2008.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency obligations	$—	—%	$—	—%	$—	—%	$1,000	5.55%	$1,000	$994	5.55%
Mortgage-backed securities	—	—	150	6.02	174	7.52	68,502	5.40	68,826	68,789	5.41
Collateralized mortgage obligations	—	—	—	—	—	—	25,143	5.42	25,143	21,167	5.42

Total available for sale	$—		$150		$174		$94,645		$94,969	$90,950

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

Savings deposits in the Bank at September 30, 2008 were represented by the various types of savings programs described below.

Interest* Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings
		Demand deposits:
.15%	None	NOW and Super NOW accounts	$250	$55,727	11.50%
2.43	None	Money Market	250	32,849	6.78

		Total demand deposits		88,576	18.28
		Passbook savings deposits:
.60	None	Regular Passbook	25	59,060	12.18
1.18	None	Money market passbook	10,000	17,724	3.66

		Total passbook savings deposits		$76,784	15.84%

		Certificates of Deposit

1.19	3 months or less	Fixed-term, fixed rate	$1,000	$4,569.94%
2.22	6 months	Fixed-term, fixed rate	1,000	19,395	4.00
3.43	12 months	Fixed-term, fixed rate	100	77,082	15.90
4.57	18 months	Fixed-term, fixed rate	100	8,898	1.84
3.41	24 months	Fixed-term, fixed rate	100	40,980	8.45
3.67	30 months	Fixed-term, fixed rate	100	1,260.26
4.65	36 months	Fixed-term, fixed rate	100	6,863	1.42
4.59	48 months	Fixed-term, fixed rate	100	20,110	4.15
4.45	60 months	Fixed-term, fixed rate	100	49,033	10.11
4.12	$100,000 and over	Fixed-term, fixed rate	N/A	91,200	18.81

		Total Certificates of deposit		319,390	65.88
		Accrued interest payable		41	—

		Total deposits		$484,791	100.00%

*	Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at September 30, 2008	% of Deposits	Increase (Decrease)	Balance at September 30, 2007	% of Deposits	Increase (Decrease)	Balance at September 30, 2006	% of Deposits
	(Dollars in thousands)
NOW	$55,727	11.50%	$(9,607)	$65,334	11.70%	$6,703	$58,631	9.69%
Money market deposit	32,849	6.78	14,510	18,339	3.28	689	17,650	2.92
Passbook savings deposits	76,784	15.84	(4,848)	81,632	14.62	(14,258)	95,890	15.85
Certificate of deposit	228,190	47.07	(45,348)	273,538	48.98	(28,238)	301,776	49.90
Certificate of deposit $100,000 and over	91,200	18.81	(28,366)	119,566	21.41	(11,076)	130,642	21.60
Accrued interests payable	41	—	(7)	48.01		(208)	256.04

Total	$484,791	100.00%	(73,666)	$558,457	100.00%	$(46,388)	$604,845	100.00%

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

	Year Ended September 30,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
NOW	$34,396.31%		$35,988.27%		$41,296.24%
Money market deposits	28,311	1.56	18,432	3.15	15,930	3.03
Passbook savings deposits	80,270.73		89,846.78		96,929	1.05
Noninterest-bearing demand deposits	29,171	—	24,441	—	21,786	—
Certificates of deposit	353,937	4.38	415,370	4.58	432,011	3.88

Total	$526,085	3.23%	$584,077	3.49%	$607,952	3.02%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At September 30,
	2008	2007	2006
	(Dollars in Thousands)
0.26 – 2.00%	$5,340	$4,933	$226
2.01 – 4.00	154,312	49,247	84,540
4.01 – 6.00	159,738	338,924	347,596
6.01 – 7.25	—	—	56

Total	$319,390	$393,104	$432,418

The following table sets forth the amount and maturities of time deposits at September 30, 2008.

Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total
0.26 - 2.00%	$5,340	$—	$—	$—	$5,340
2.01 - 4.00	114,957	30,550	1,374	7,431	154,312
4.01 - 6.00	94,147	36,338	15,696	13,557	159,738

Total	$214,444	$66,888	$17,070	$20,988	$319,390

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2008. At such date, such deposits represented 18.81% of total deposits and had a weighted average rate of 4.12%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$20,824
Over three through six months	17,319
Over six through 12 months	22,914
Over 12 months	30,143

Total	$91,200

The following table sets forth the savings activities of the Bank for the periods indicated.

	At September 30,
	2008	2007	2006
	(In Thousands)
Deposits	$1,098,328	$1,112,039	$827,491
Withdrawals	(1,188,974)	(1,178,832)	(838,694)

Net decrease before interest credit	(90,646)	(66,793)	(11,203)
Interest credited	16,980	20,405	18,379

Net (decrease) increase in savings deposits	$(73,666)	$(46,388)	$7,176

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 80% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2008, the Bank had $10.0 million in outstanding FHLB advances. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledge securities.

The following table sets forth certain information regarding our short-term borrowings at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2008	2007	2006
Outstanding advances from FHLB	$10,000	$10,000	$40,000
Weighted-average rate paid on advances from FHLB	4.44%	4.34%	6.21%
Maximum outstanding advances from FHLB at any month end	$20,000	$134,700	$143,664
Weighted-average rate paid on advances from FHLB (1)	4.181%	5.13%	4.181%
Average advances from FHLB outstanding	$16,312	$59,559	$63,457

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a daily basis.

In June 27, 2002, the Company established a Delaware business trust subsidiary (the “Business Trust”), which issued and sold to private investors 12,500 securities with a liquidation amount of $1,000 per security, for a total of $12.5 million of preferred securities. The Company funded the Business Trust with $387,000 in exchange for 100% of the Business Trust’s common securities. The Business Trust used the proceeds from these transactions to purchase $12,887,000 of floating rate junior subordinated debentures from the Company. The Company makes periodic interest payments on the debentures to the Business Trust, and the Business Trust in turn makes interest payments on the trust preferred securities to the private investors.

The trust preferred securities issued by the Business Trust and the junior subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2008 was 6.44%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $12.5 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

Payments to be made by the Business Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.65% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part. or under certain conditions in whole but not in part, at any time at par plus any accrued unpaid interest. The Company used a portion of the net proceeds that it retained from the recently completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities.

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

The trust preferred securities and junior subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2008 was 5.79%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $10.3 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

During the fiscal year ended September 30, 2008, the Company had a total annual expense of $1.6 million related to all of its trust preferred securities. Payments to be made by the Statutory Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.00% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, at par at any time after October 7, 2008, or under certain conditions in whole but not in part, at any time at a redemption price equal to 103% of the principal amount plus any accrued unpaid interest.

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2008, the Bank was authorized to invest up to approximately $17.0 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

The Bank has one subsidiary service corporation, Ebenezer Road, Inc. (“Ebenezer Road”) which is a Maryland licensed insurance company that trades under the trade name BCSB Insurance Services. The company offers life and annuity insurance products through the Bank’s licensed branch platform sales representatives as part of an overall non-deposit investment and insurance program. Fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2008.

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

The Bank attracts deposits through its offices from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in the local community. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. Management believes that the Bank has developed strong relationships with local realtors and the community in general.

As of June 30, 2008, the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 1.05% of all deposits in the Baltimore metropolitan area, which ranked us 16 out of 78 financial institutions in the Baltimore metropolitan area. In Baltimore County and Harford County we held 2.63% and 2.71%, respectively, of deposits held by all banks and savings institutions. The Baltimore metropolitan area has a high concentration of financial institutions and financial service providers, many of which are branches of large money center, super-regional and regional banks that have greater resources than then Bank’s and may offer products or services that the Bank does not provide.

Employees

As of September 30, 2008, the Company had 132 full-time and 22 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a federally chartered savings institution, is a member of the FHLB of Atlanta and its deposits are insured by the FDIC through the Deposit Insurance Fund. As a federal savings institution, the Bank is subject to regulation and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the Deposit Insurance Fund. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions. Certain of the laws and regulations governing the Bank and Company are described below. However, the description does not purport to be a complete discussion of the legal and regulatory requirements to which the Bank and Company are subject and is qualified in its entirety by reference to the actual laws and regulations.

Lifting of Supervisory Agreement and Other Commitments. On March 9, 2008 the Supervisory Agreement that the Bank entered into on December 8, 2005 with the OTS was lifted. Under the Supervisory Agreement the Bank agreed to take all necessary and appropriate actions to comply with the Bank Secrecy Act and the Flood Disaster Protection Act and applicable regulations under these acts and to adopt and submit for review and approval by the OTS a comprehensive three-year business plan that considered its existing operations, business strategies, current market conditions, local demographics, earnings, available resources and existing capital levels. Further, on July 31, 2008, the OTS advised the Company and the Bank that it would permit the Company and the Bank to terminate certain commitments they had made to the OTS pertaining to dividend payments.

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

Core capital is defined as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution’s intangible assets. Limited exceptions to the deduction of intangible assets are provided for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2008, the Bank had no such investments.

Adjusted total assets are a savings association’s total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association’s investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2008, the Bank’s adjusted total assets for the purposes of the core and tangible capital requirements were approximately $561.3 million.

In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association’s allowances for loan and lease losses and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. As of September 30, 2008, the Bank had no investments for which OTS regulations require a deduction from total capital.

The risk-based capital requirement is measured against risk-weighted assets which equal the sum of each asset and the credit-equivalent amount of each off-balance sheet item after being multiplied by an assigned risk weight. Under the OTS risk-weighting system, one-to-four family first mortgages not more than 90 days past due with loan-to-value ratios under 80% and average annual occupancy rates of at least 80% and certain qualifying loans for the construction of one-to-four family residences pre-sold to home purchasers are assigned a risk weight of 50%. Consumer and residential construction loans are assigned a risk weight of 100%. Mortgage-backed securities issued, or fully guaranteed as to principal and interest by the FNMA or FHLMC are assigned a 20% risk weight. Cash and U.S. Government securities backed by the full faith and credit of the U.S. Government (such as mortgage-backed securities issued by GNMA) are given a 0% risk weight.

For information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2008 see Note 14 of Notes to Consolidated Financial Statements.

The risk-based capital requirements of the OTS also require that savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. A savings institution’s interest rate risk is measured in terms of the sensitivity of its “net portfolio value” to changes in interest rates. The interest rate risk rule did not have a material effect on the Bank’s risk-based capital at September 30, 2008.

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

At September 30, 2008, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

Savings institutions must submit notice to the OTS prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to the OTS to pay a capital distribution if (w) the institution would not be adequately capitalized following the distribution, (x) the institution’s total distributions for the calendar year exceeds the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, the savings association is not eligible for “expedited treatment” under OTS regulations (generally, examination and Community Reinvestment Act ratings in one of the two top categories), or (y) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 as a result of failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation has proposed to adopt an across the board seven basis point increase in the assessment range for the first calendar quarter of 2009. The Federal Deposit Insurance Corporation has proposed further refinements to its risk-based assessment that would be effective April 1, 2009, if adopted, and would make the range eight to 77 1 /2 basis points. The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.

Due to the difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank and its holding company elected to participate in both programs.

The Federal law also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending September 30, 2008 averaged 1.13 basis points of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future, although increases are likely given recent bank failures and increases in the numbers of problem institutions.

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

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2008 of $1.6 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. At September 30, 2008, the Bank had $10.0 million in advances outstanding from the FHLB of Atlanta.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on transaction accounts of between $10.3 million up to $44.4 million, plus 10% on the remainder. The first $10.3 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2008, the Bank met its reserve requirements.

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

	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized
Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%
Tier I risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%
Leverage ratio	5.0% or more	4.0% or more*	Less than 4.0%*	Less than 3.0%

*	3.0% if institution has composite 1 CAMELS rating.

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

At September 30, 2008, the Bank’s general lending limit was $8.8 million.

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

Transactions with Related Parties. Generally, transactions between a savings bank or its subsidiaries and its affiliates (i.e., companies that control the Bank or are under common control of the Bank) must be on terms as favorable to the Bank as transactions with nonaffiliates. In addition, certain of these transactions are restricted to a percentage of the Bank’s capital and are subject to specified collateral requirements. Affiliates of the Bank include the Company, BCSB Bankcorp Capital Trust I, BCSB Bankcorp Capital Trust II and any company which is under common control with the Bank.

The Bank’s authority to extend credit to executive officers, directors, trustees and 10% stockholders, as well as entities under such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations generally require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank’s capital position, and require certain board of directors’ approval procedures to be followed.

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

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings institution after May 4, 1999 unless the company engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the qualified thrift lender test. Upon any non-supervisory acquisition by the Company of another savings institution that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive effects.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Although savings and loan holding companies are not currently subject to regulatory capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control. Under the Federal Change in Control Act, a notice must be submitted to the OTS if any person (including a company or savings association), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. A change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the Company’s outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of BCSB Bancorp. Under the Change in Control Act, the

OTS generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

State Income Taxation. The state of Maryland imposes an income tax of approximately 8.25% on income measured substantially the same as federally taxable income. The state of Maryland currently assesses a personal property tax for December 2000 and forward.

For additional information regarding taxation, see Note 15 of Notes to Financial Statements.

Item 1A. Risk Factors

The Bank’s increased emphasis on commercial real estate and commercial lending may expose it to increased lending risks.

In recent years, the Bank has significantly increased its emphasis on commercial real estate lending. Commercial real estate loans increased from $64.6 million, or 15.7% of its total loans, at September 30, 2004 to $127.6 million, or 31.2% of its total loans, at September 30, 2008. Moreover, as part of the Bank’s strategy to increase earnings, it will seek to continue to increase commercial real estate lending, as well as commercial lending, and intends to add commercial lending personnel to assist in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. Also, many of the Bank’s commercial and construction borrowers have more than one loan outstanding with the Bank. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.

Our portfolio of residential mortgage loans exposes us to a risk of loss due to a decline in property values.

At September 30, 2008, $207.2 million, or 50.7%, of our loan portfolio consisted of residential mortgage loans and $17.9 million, or 4.4%, of our loan portfolio consisted of home equity loans. Recent declines in the housing market have resulted in declines in real estate values in our market areas. These declines in real estate values could cause some of our mortgage and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss in the event that we seek to recover on defaulted loans by selling the real estate collateral.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high loan-to-value ratios. Our allowance for loan losses at September 30, 2008, may not be sufficient to cover future loan losses. We may be required to increase our allowance for loan losses, thus reducing earnings.

Changes in interest rates could reduce the Bank’s net interest income and earnings.

The Bank’s net interest income is the interest it earns on loans and investments less the interest it pays on its deposits and borrowings. The net interest margin is the difference between the yield the Bank earns on its assets and the interest rate it pays for deposits and its other sources of funding. Changes in interest rates—up or down—could adversely affect the Bank’s net interest margin and, as a result, its net interest income. Although the yield the Bank earns on its assets and its funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing the Bank’s net interest margin to expand or contract. Liabilities tend to be shorter in duration than the Bank’s assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, the Bank’s funding costs may rise faster than the yield it earns on its assets, causing the Bank’s net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because the Bank’s liabilities tend to be shorter in duration than its assets, when the yield curve flattens or even inverts, the Bank could experience pressure on its net interest margin as its cost of funds increases relative to the yield that can be earned on its assets.

An economic recession or even a modest slowdown could reduce demand for our products and services and lead to lower revenue and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the United States economy and the local economy in which we operate. For example, an economic downturn, an increase in unemployment, a decline in real estate values or other events that affect household and/or corporate incomes could result in reduced demand for credit or fee-based products and services. An economic downturn can also hurt the ability of our borrowers to repay their loans, causing us to incur higher loan losses. Nearly all of our loans are secured by real estate or made to businesses in the Baltimore metropolitan area, Maryland. As a result of this concentration, a downturn in the local economy could cause significant increases in nonperforming loans, which would hurt our profits.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of those securities through a charge to earnings.

At September 30, 2008, the Bank’s mortgage-backed securities portfolio had gross unrealized losses of approximately $4.0 million, most of which related to $25.1 million in CMO obligations. Gross market value of these CMOs declined by $1.2 million during the three months ended September 30, 2008 and declined by $3.7 million during the twelve months ended September 30, 2008. The decline in value was not significant until the quarter ended June 30, 2008, indicating notably lower valuations over a period of less than six months as of September 30, 2008. The price decline resulted from distressed selling in an illiquid market for these types of mortgage-backed securities. The Bank has the ability and the intent to hold these securities to maturity and, to date, the securities have performed in accordance with their terms. If in the future it is determined that declines in market values with respect to these or any other securities are other than temporary, the Bank would be required to recognize losses in its Consolidated Statements of Operations. The Bank has no equity holdings in Federal Home Loan Mortgage Corporation or Federal National Mortgage Association stock and, accordingly, has no loss exposure in this area.

The Bank does not expect to recover all of its losses from a check-kiting scheme perpetrated against it in 2006, and its recovery efforts are expected to take a long period of time and may result in further expenses or litigation.

In late June 2006, the Bank became aware of a check-kiting scheme perpetrated by a single commercial deposit customer. It is believed that this scheme took place over an extended period of time prior to its discovery by the Bank in June 2006. As a result of this check-kiting scheme, the Bank incurred an after-tax loss of $6.9 million. During the quarter ended March 31, 2007, the Bank reached a settlement with its insurance provider, pursuant to which it received a recovery of $2.2 million net of taxes in settlement of a bond claim with our insurance carrier. The Bank is aggressively pursuing collection of the remaining check-kiting losses from the customer, but the customer has filed for bankruptcy and one of the two principals of the customer has committed suicide. It does not appear that the customer, the surviving principal or the estate of the deceased principal has material assets from which the Bank could make any recovery, particularly after payment of bankruptcy expenses by the bankruptcy estate of the customer. Moreover, there are other secured and unsecured creditors who are asserting additional and competing claims against the bankruptcy estate of the customer and certain principals of the customer. The recovery process is uncertain and is expected to require an extended period of time to resolve. The Bank will incur further expenses in pursuing its recovery efforts, and litigation expenses involving the bankruptcy matter and other inter-creditor litigation as described under Item 3 Legal Proceedings. The Bank reported an expense of $296,000 on a pre-tax basis in connection with pursuing and defending various claims in the bankruptcy estate of the former customer and with other litigants with competing claims seeking to recover limited available assets Management felt it was prudent to recognize this expense in light of the complex and protracted nature of the ongoing proceeding. At this time, management does not believe, however, that the Bank will incur additional material expenses in connection with this matter. In addition, the negative publicity from the check-kiting scheme adversely affected the Bank’s ability in the short term to attract and retain deposits. The Bank has examined all deposit accounts with more than a minimal negative balance and believe it does not have a risk of additional material check-kiting losses at this time. The Bank also has developed and implemented additional procedures to detect check-kiting that it believes will further reduce the risk of future check-kiting losses.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2008.

	Year Opened	Owned or Leased	Expiration Date (If Leased) (1)	Book Value at September 30, 2008	Approximate Square Footage	Deposits at September 30, 2008
						(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased (2)	November 2018	$144,196	8,000	$112,244

Branch Offices:
Bel Air	1975	Leased	May 2013		1,200	38,809
Dundalk (3)	1976	Leased	June 2011		1,700	42,281
Timonium	1978	Leased	July 2013		1,250	46,567
Catonsville	2003	Leased	April 2011		3,550	42,241
Abingdon	1999	Leased (2)	October 2018	390,729	1,800	10,817
Forest Hill	1999	Leased (2)	July 2019	353,354	1,800	20,256
Essex	1999	Leased	November 2012		3,200	16,653
Hickory	2000	Leased (2)	January 2020	387,020	1,800	12,912
White Marsh	2000	Leased (2)	January 2015	473,770	1,800	27,812
Carney	2001	Leased	July 2011		2,100	18,250
Lutherville	2002	Owned		601,163	7,440	20,424
Golden Ring	2002	Leased	May 2011			24,493
Hamilton	2002	Owned		148,072	1,500	8,537
Ellicott City	2002	Leased	August 2020			21,161
Honeygo	2005	Leased (2)	December 2025	668,384	1,800	6,711
Sparks	2005	Leased (2)	December 2025	627,030	1,800	11,802
Owings Mills	2005	Leased (2)	September 2026	765,896	1,800	2,322

Administrative Offices:
4111 E. Joppa Road	1994	Owned		1,090,520	18,000
4117 E. Joppa Road	2003	Owned		171,156	2,616

(1)	All leases have at least one five-year option, except for Catonsville, Dundalk, Ellicott City and Timonium locations.
(2)	Building is owned, but the land is leased.
(3)	The Bank also is leasing a kiosk and drive-in ATM facility at this location. The Kiosk lease expires in August of 2011.

The book value of the Bank’s investment in premises and equipment totaled $9.8 million at September 30, 2008. See Note 5 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

On August 6, 2008, three of the banks that were victims of the check kitting scheme, including the Bank, were sued by another creditor of the failed check casher, Global Express Money Orders, Inc. (“Global”), in the Circuit Court of Baltimore City, Case Number 24 C 08-004896. In the action, Global is seeking to shift its own loss, which totaled approximately $1.8 million, to the three banks under the theory that the banks received proceeds of its “trust funds.” Global’s claim against the Bank seeks compensatory damages in the amount of $667,497.00, as well as punitive damages. Because Global has asserted similar trust fund claims in the pending bankruptcy case of the failed check casher, the three banks have removed the case to the Bankruptcy Court and have requested that the case be consolidated with the pending bankruptcy litigation. Global has opposed the banks’ actions and has requested that the case be remanded to state court. Whether the case is ultimately decided in bankruptcy court or state court, the Bank believes that is has several viable defenses to Global’s claim and intends to vigorously defend the claim. Given the complexity of the issues involved in the case, the Bank does not expect that the case will be resolved for 12 to 18 months.

In addition from time to time the Company and/or Bank are a party to various legal proceedings incident to its business. There were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject which were expected by management to result in a material loss to the Company or Bank. There are no pending regulatory proceedings to which the Company, the Bank and their subsidiaries are a part or to which any of their properties are subject which are currently expected to result in a material loss.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock began trading under the symbol “BCSB” on the Nasdaq Global Market on April 11, 2008 as the successor issuer to BCSB Bankcorp, Inc. At December 16, 2008 there are 3,121,076 shares of the common stock outstanding and approximately 1,712 holders of record of the common stock. Following are the high and low bid prices, by fiscal quarter, as reported on the Nasdaq Global Market during the periods indicated, as well as dividends declared on the common stock during each quarter. Prices prior to April 11, 2008 are for BCSB Bankcorp Inc. common stock and have been adjusted for the .5264 exchange ratio on the second step conversion.

Fiscal 2008	High	Low	Dividends Per Share
First Quarter	$17.67	$11.91	$—
Second Quarter	14.95	11.05	—
Third Quarter	12.80	10.55	—
Fourth Quarter	11.23	10.05	—

Fiscal 2007	High	Low	Dividends Per Share
First Quarter	$29.25	$23.18	$—
Second Quarter	32.77	27.79	—
Third Quarter	30.58	20.33	—
Fourth Quarter	20.74	14.91	—

The stated high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The Company did not repurchase any of its common stock during the fiscal year ended September 30, 2008.

Dividend payments by the Company depend primarily on dividends received by the Company from the Bank. However, payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. The Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. See Note 14 to the Notes to the Consolidated Financial Statements for information regarding the dividend restrictions applicable to the Company and the Bank.

Item 6. Selected Financial Data

Selected Consolidated Financial Condition Data

	At September 30,
	2008	2007	2006	2005	2004
	(In Thousands)
Total assets	$567,082	$642,381	$785,857	$812,745	$773,618
Loans receivable, net	400,469	416,302	463,776	454,347	386,136
Investment securities:
Available for sale	994	3,970	143,068	151,386	158,948
Held to maturity	—	—	4,496	1,995	2,497
Mortgage-backed securities:
Available for sale	89,956	104,999	86,801	112,120	144,260
Held to maturity	—	—	28,675	26,470	26,631
FHLB stock	1,559	2,270	6,972	8,060	6,105
Deposits	484,791	558,457	604,845	597,669	580,622
FHLB advances	10,000	20,000	118,473	144,796	120,920
Junior Subordinated Debentures	17,011	23,197	23,197	23,197	23,197
Stockholders’ equity	49,755	34,592	33,421	42,040	44,129

Selected Consolidated Operations Data

	For the Years Ended September 30,
	2008	2007	2006	2005	2004
	(In Thousands)
Interest income	$34,137	$39,112	$39,995	$36,223	$32,234
Interest expense	19,329	25,517	25,776	20,384	16,362

Net interest income	14,808	13,595	14,219	15,839	15,872
Provision for loan losses	360	117	194	453	708

Net interest income after provision for loan losses	14,448	13,478	14,025	15,386	15,164
Other income	2,047	(5,335)	1,501	2,140	1,600
Noninterest expenses	15,266	12,809	26,968	16,814	15,735

(Loss) income before income taxes	1,229	(4,666)	(11,442)	712	1,029
Income tax (benefit) provision	335	(1,745)	(4,049)	111	144

Net (loss) income	$894	$(2,921)	$(7,393)	$601	$885

Net (loss) income per share of Common Stock:

Basic	$0.30	$(0.95)	$(2.39)	$0.19	$0.28

Diluted	$0.30	$(0.95)	$(2.39)	$0.19	$0.28

Cash dividend declared per share	$0.00	$0.00	$0.95	$0.95	$0.95

All per share amounts have been adjusted to reflect the stock offering and conversion which occurred April 10, 2008.

Key Operating Ratios:

	At or for the Year Ended September 30,
	2008	2007	2006	2005	2004
Performance Ratios:
Return on average assets (net (loss) income divided by average total assets)	.15%	(.41)%	(0.92)%	.08%	.12%
Return on average equity (net (loss) income divided by average equity)	2.08	(8.57)	(19.86)	1.40	2.03
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	2.60	2.04	1.96	2.16	2.43
Net interest margin (net interest income divided by average interest-earning assets)	2.61	2.04	1.89	2.15	2.41
Ratio of average interest-earning assets to average interest-bearing liabilities	100.35	99.83	98.30	99.68	99.48
Ratio of non-interest expense to average total assets	2.50	1.80	3.35	2.12	2.20
Efficiency ratio	90.56	155.07	173.69	95.94	93.86
Dividend payout ratio (dividend declared per share divided by net income per share)	n/m	n/m	n/m	500.00	333.33
Asset Quality Ratios:
Nonperforming assets to total assets at end of period	0.37	0.37	0.32	0.09	0.11
Nonperforming loans to gross loans at end of period	0.21	0.53	0.51	0.15	0.21
Allowance for loan losses to gross loans at end of period	0.65	0.62	0.56	0.57	0.63
Allowance for loan losses to nonperforming loans at end of period	320.00	115.72	109.30	372.09	296.67
Provision for loan losses to gross loans	0.08	0.03	0.04	0.09	0.17
Net charge-offs to average loans outstanding	0.08	(0.03)	(0.06)	(0.07)	(0.22)
Capital Ratios:
Equity to total assets at end of period	8.77	5.38	4.25	5.17	5.70
Average equity to average assets	7.05	4.80	4.63	5.42	6.08

n/m = Not meaningful.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a Maryland corporation which was recently organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008, discussed further below. The Bank operates as a federally chartered stock savings association. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). This maximum insurance limit is scheduled to revert to $100,000 after December 31, 2009. The Bank’s non-interest earning demand deposit accounts have unlimited FDIC insurance.

BCSB Bankcorp, Inc., a federal corporation, was the former mid-tier stock holding company for the Bank. BCSB Bankcorp was organized in conjunction with the Bank’s reorganization from the mutual savings association to the mutual holding company structure in 1998. Baltimore County Savings Bank, M.H.C., a federal mutual holding company, was the mutual holding company parent of BCSB Bankcorp, Inc. and originally owned 63.3% of BCSB Bankcorp, Inc.’s outstanding stock. As a result of treasury stock purchases, this stake increased to approximately 64.5% of BCSB Bankcorp’s outstanding stock at the time of the second-step conversion.

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist. A newly organized Maryland corporation BCSB Bancorp, Inc., became the holding company for the Bank. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.6 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for .5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 1,144,407 outstanding shares of the Company for a total of 3,120,945 outstanding shares as of the closing of the second-step conversion on April 10, 2008. Information herein for dates and periods prior to April 10, 2008 reflect such information for BCSB Bankcorp, Inc.

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

Termination of Supervisory Agreement

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

In addition to the Supervisory Agreement, certain other commitments were made to the Office of Thrift Supervision pertaining to dividend payments. These restrictions have also been rescinded.

Transformation of the Balance Sheet

During the year ended September 30, 2007, we restructured our balance sheet as follows:

We sold approximately $169.1 million of mortgage-backed securities and investment securities with an average yield of 3.51%. We used $73.0 million of the proceeds from these sales to prepay Federal Home Loan Bank advances with an average cost of 4.97%. The remainder of the proceeds from the sale of mortgage-backed securities and investment securities initially were invested in overnight deposits with the Federal Home Loan Bank of Atlanta and used, over time, to fund outflows of certificate of deposit accounts we expect to occur as we reduce our rates on certificates of deposit in an effort to reduce our use of certificates of deposit as a funding source.

We sold $31.9 million of mutual funds and sold $46.4 million of fixed-rate, performing single-family mortgage loans with a weighted average yield of 5.11% and a weighted average remaining term to maturity of 119 months. Approximately 75% of the proceeds from these sales were used to purchase investment securities with a yield of 5.4%.

In connection with this balance sheet restructuring, we incurred an after-tax charge to income of $4.9 million during the three months ended March 31, 2007. This balance sheet restructuring reduced our assets and liabilities by approximately $169.1 million. Pursuant to the restructuring we decreased and will continue to decrease assets and liabilities where the cost of the liabilities exceeded the yield on the assets. We presently do not contemplate any further balance sheet restructuring.

The restructuring of our balance sheet was intended to reduce interest rate risk, improve interest rate margins and enhance our capital ratios. There were no known credit issues with any of the assets that were sold. The losses associated with the assets sold as a result of the restructuring were generally a reflection of the assets’ yield in the interest rate environment at that time.

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

Forward-Looking Statements

When used in this Annual Report, on Form 10-K the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Market Risk

Management measures the Bank’s interest rate risk by computing estimated changes in the net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is the difference between incoming and outgoing discounted cash flows from assets and liabilities, with adjustments made for off-balance sheet items. These computations estimate the effect on the Bank’s NPV of sudden and sustained increases and decreases in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank’s estimated NPV in the event of increases or decreases in market interest rates.. The following table presents the Bank’s projected change in NPV for the various rate shock levels at September 30, 2008. All changes meet the Bank’s policy requirements.

	Net Portfolio Value			NPV as % of PV of Assets
Change in Rates	$ Amount	$ Change (1)	% Change (2)	NPV Ratio (3)	Change (4)
		(Dollars in Thousands)
+300 bp	$52,091	$(19,606)	(27)%	9.46%	-292 bp
+200 bp	58,934	(12,763)	(18)	10.52	-186 bp
+100 bp	65,622	(6,075)	(8)	11.51	-87 bp
+50 bp	68,832	(2,865)	(4)	11.97	-40 bp
0 bp	71,697			12.38
-50 bp	73,835	2,138	3	12.66	29 bp
-100 bp	75,222	3,525	5	12.83	46 bp

(1)	Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2)	Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

***Risk Measures: 200 bp rate shock***

	At September 30,
	2008	2007
Pre-Stock NPV Ratio: NPV as % of PV of Assets	12.38%	10.30%
Exposure Measure: Post Shock NPV Ratio	10.52	8.81
Sensitivity Measure: Change in NPV Ratio	186bp	149bp

The above table indicates that at September 30, 2008, in the event of sudden and sustained increases in prevailing market interest rates, the Bank’s NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank’s NPV would be expected to increase. The Bank’s Board of Directors reviews the Bank’s NPV position quarterly, and, if estimated changes in NPV are not within the targets established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved targets. At September 30, 2008, the Bank’s estimated changes in NPV were within the targets established by the Board of Directors.

NPV is calculated by the Office of Thrift Supervision (OTS) by using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions and market rates of interest provided by Bloomberg quotations and surveys performed during the quarter ended September 30, 2008, with adjustments made to reflect the shift in the Treasury yield curve between the survey date and the quarter-end date.

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and cost are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years ended September 30, 2008, September 30, 2007 and September 30, 2006. Total average assets are computed using month-end balances. No tax equivalent adjustments have been made as the Company did not invest in any tax exempt assets during the periods presented. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.

	Year Ended September 30,
	2008			2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$410,484	$26,646	6.49%	$444,526	$28,578	6.43%	$462,799	$28,352	6.13%
Mortgage-backed securities	99,603	5,506	5.53	104,323	4,938	4.73	124,458	5,095	4.09
Investment securities and FHLB stock	3,887	218	5.61	75,104	3,303	4.40	160,365	6,342	3.95
Other interest-earning assets	53,670	1,767	3.29	43,390	2,293	5.28	3,372	206	6.11

Total interest earning assets	567,644	34,137	6.01	667,343	39,112	5.86	750,994	39,995	5.33
Bank Owned Life Insurance	14,045			13,741			12,913
Non-interest-earning assets	28,028			28,619			40,006

Total assets	$609,717			$709,703			$803,913

Interest-bearing liabilities:
Deposits	$526,085	$16,980	3.23%	$584,077	$20,405	3.49%	$607,952	$18,379	3.02%
FHLB advances short-term	10,000	481	4.81	22,717	1,082	4.76	63,457	2,484	3.91
FHLB advances long-term	6,346	287	4.52	36,841	1,975	5.36	67,529	2,992	4.43
Junior Subordinated Debentures	21,634	1,581	7.31	23,197	2,055	8.86	23,197	1,921	8.28
Other liabilities	1,613	—	—	1,635	—	—	1,824	—	—

Total interest-bearing liabilities	565,678	19,329	3.41	668,467	25,517	3.82	763,959	25,776	3.37

Non-interest-bearing liabilities	1,021			7,183			2,723

Total liabilities	566,699			675,650			766,682
Stockholders’ equity	43,018			34,053			37,231

Total liabilities and stockholders’ equity	$609,717			$709,703			$803,913

Net interest income		$14,808			$13,595			$14,219

Interest rate spread			2.60%			2.04%			1.96%

Net interest margin (2)			2.61%			2.04%			1.89%

Ratio of average interest-earning assets to average interest-bearing liabilities			100.35%			99.83%			98.30%

(1)	Includes nonaccrual loans.
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	Year Ended September 30,
	2008 v. 2007				2007 v. 2006
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In Thousands)
Interest income:
Loans receivable	$(2,179)	$267	$(20)	$(1,932)	$(1,120)	$1,401	$(55)	$226
Mortgage-backed securities	(223)	829	(38)	568	(825)	797	(129)	(157)
Investment securities and FHLB stock	(3,132)	909	(862)	(3,085)	(3,376)	722	(385)	(3,039)
Other interest-earning assets	542	(863)	(205)	(526)	2,437	(27)	(323)	2,087

Total interest-earning assets	(4,992)	1,142	(1,125)	(4,975)	(2,884)	2,893	(892)	(883)

Interest expense:
Deposits	(2,027)	(1,552)	154	(3,425)	(722)	2,860	(112)	2,026
FHLB advances short-term	(606)	11	(6)	(601)	(1,594)	538	(346)	(1,402)
FHLB advances long-term	(1,635)	(309)	256	(1,688)	(1,360)	628	(285)	(1,017)
Subordinate Debentures	(138)	(360)	24	(474)	—	134	—	134
Other liabilities	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	(4,406)	(2,210)	428	(6,188)	(3,676)	4,160	(743)	(259)

Change in net interest income	$(586)	$3,352	$(1,553)	$1,213	$792	$(1,267)	$(149)	$(624)

Comparison of Financial Condition at September 30, 2008 and 2007

During the twelve months ended September 30, 2008, our assets decreased by $75.3 million, or 11.7% from $642.4 million at September 30, 2007 to $567.1 million at September 30, 2008. Our cash and cash equivalents decreased $41.0 million, or 53.9% from $76.0 million at September 30, 2007 to $35.0 million at September 30, 2008. The decrease in liquidity was used to fund maturing certificate of deposit accounts. Our investment portfolio available for sale decreased $3.0 million or 75.0%, from $4.0 million at September 30, 2007 to $1.0 million at September 30, 2008 due to maturing investments. Net loans receivable decreased $15.8 million, or 3.8%, from $416.3 million at September 30, 2007 to $400.5 million at September 30, 2008. Our lending strategy has shifted such that commercial real estate lending, commercial business lending and home equity lending have become our key focus. We have ceased our indirect auto lending program. The indirect loan portfolio, which was $9.5 million at September 30, 2008, will continue to decline over time as the loans are paid down. Our mortgage-backed securities available for sale decreased by $15.0 million, or 14.3%, from $105.0 million at September 30, 2007 to $89.9 million at September 30, 2008. At September 30, 2008, all mortgage-backed securities were classified as available for sale for liquidity purposes.. The cash surrender value on the Bank Owned Life Insurance increased $542,000, or 3.9% from $13.8 million at September 30, 2007 to $14.4 million at September 30, 2008.

Deposits decreased by $73.7 million, or 13.2%, from $558.5 million at September 30, 2007 to $444.8 million at September 30, 2008. This entire decrease was represented by certificates of deposit. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts and to allow run off of the higher cost certificate of deposits accounts. Federal Home Loan Bank of Atlanta short-term advances remained constant at $10.0 million at the end of both years, and long term advances decreased by $10.0 million to zero at September 30, 2008, due to maturing debt in May 2008.

Stockholders’ equity increased by $15.2 million, or 43.8%, from $34.6 million at September 30, 2007 to $49.7 million at September 30, 2008, which was attributable to the net proceeds from the second step offering. The Company received net proceeds of approximately $17.1 million from the offering. Proceeds from the offering were partially offset by an increase in the accumulated other comprehensive loss of $1.8 million from $(682,000) at September 30, 2007 to $(2.5) million at September 30, 2008.

Asset Quality. At September 30, 2008, we had $2.2 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing .39% of total assets. Approximately $1.2 million of this total is represented by a commercial retail building located in Shrewsbury, PA. The property is fully leased with positive cash flow. No loss of principal is anticipated. At September 30, 2007, non-performing assets were $2.4 million or .37% of assets. There was one impaired commercial loan with an outstanding balance of $2.3 million at September 30, 2007. The property securing this loan was foreclosed upon and sold with no loss of principal to the Company. Our net recoveries for the year ended September 30, 2008 were $338,000. Our allowance for loan losses was $2.7 million at September 30, 2008 compared to $2.6 million at September 30, 2007.

Comparison of Operating Results for the Years Ended September 30, 2008 and 2007

Net Income. Net income increased from a net loss of $2.9 million for the twelve months ended September 30, 2007 to net income of $894,000 for the twelve months ended September 30, 2008. The improvement was primarily due to losses sustained in 2007 from the balance sheet restructuring, partially offset by recoveries in 2007 from insurance on dishonored checks. The increase was also due to improved net interest income, which increased by $1.2 million, or 8.9%, from $13.6 million for the twelve months ended September 30, 2007 to $14.8 million for the twelve months ended September 30, 2008. This resulted from enhanced interest rate spread from the balance sheet restructuring completed during the second and third quarters of fiscal year ended September 30, 2007.

Net Interest Income. Net interest income increased by $1.2 million, or 8.9%, from $13.6 million for the twelve months ended September 30, 2007 to $14.8 million for the twelve months ended September 30, 2008. The increase in net interest income primarily was due to improved net interest margin resulting from the balance sheet restructuring transactions completed during the second and third quarters of fiscal year ended September 30, 2007. Net interest margin increased 57 basis points from 2.04% for the twelve months ended September 30, 2007 to 2.61% for the twelve months ended September 30, 2008.

Interest Income. Interest income decreased by $5.0 million, or 12.7% from $39.1 million for the twelve months ended September 30, 2007 to $34.1 million for the twelve months ended September 30, 2008. Interest and fees on loans decreased by $1.9 million, or 6.8%, from $28.6 million for the twelve months ended September 30, 2007 to $26.6 million for the twelve months ended September 30, 2008. This was primarily due to a decrease in the average balance of loans receivable of $34.0 million from $444.5 million for the twelve months ended September 30, 2007 to $410.5 for the twelve months ended September 30, 2008. This decrease was partially offset by an increase in the average yield earned on loans receivable of 6 basis points from 6.43% for the twelve months ended September 30, 2007 to 6.49% for the twelve months ended September 30, 2008. The decrease in the average balance of loans receivable was primarily attributable to the sale of $46.4 million in residential loans in connection with the balance sheet restructuring. The increase in the average yield was attributable to the shift within the portfolio from automobile loans to higher yielding real estate loans. Interest on mortgage-backed securities increased by $568,000 or 11.5% from $4.9 million for the twelve months ended September 30, 2007 to $5.5 million for the twelve months ended September 30, 2008. This increase was primarily due to the increase in the average rate from 4.73% for the twelve months ended September 30, 2007 to 5.53% for the twelve months ended September 30, 2008. During the year ended September 30, 2007, the balance sheet was restructured and lower yielding securities were sold and replaced with higher yielding securities. This increase was partially offset by a decrease in the average balance of mortgage-backed securities from $104.3 million for the twelve months ended September 30, 2007 to $99.6 million for the twelve months ended September 30, 2008. Interest and dividends on investment securities decreased by $3.1 million, or 93.4% from $3.3 million for the twelve months ended September 30, 2007 to $200,000 for the twelve months ended September 30, 2008. This was primarily due to a decrease in the average balance from $75.1 million for the twelve months ended September 30, 2007 to $3.9 million for the twelve months ended September 30, 2008 as these securities either matured or were sold.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $25.5 million for the twelve months ended September 30, 2007 to $19.3 million for the twelve months ended September 30, 2008, a decrease of $6.2 million or 24.2%. Interest on deposits decreased $3.4 million, or 16.8% from $20.4 million for the twelve months ended September 30, 2007 to $17.0 million for the twelve months ended September 30, 2008 due to a decrease in the average balance of deposits from $584.1 million for the twelve months ended September 30, 2007 to $526.1 million for the twelve months ended September 30, 2008. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts and to allow run off of the higher cost certificate of deposits accounts. The average cost of deposits decreased 26 basis points from 3.49% for the twelve months ended September 30, 2007 to 3.23% for the twelve months ended September 30, 2008. Interest on short-term borrowings decreased by $600,000 or 55.6% for the twelve months ended September 30, 2008. Interest on long-term borrowings decreased by $1.7 million or 85.5% for the twelve months ended September 30, 2008. The overall decrease in borrowings was primarily due to a decrease of $43.2 million in the average balances of advances from the Federal Home Loan Bank of Atlanta during the twelve months ended September 30, 2008. In connection with the balance sheet restructuring, advances totaling $104.0 million were prepaid. Also contributing to reduced interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures, which decreased by $474,000 from $2.0 million for the twelve months ended September 30, 2007 to $1.6 million for the twelve months ended September 30, 2008. On June 30, 2008, $6.2 million of trust preferred securities were redeemed with proceeds from the second-step conversion, which reduced the average balance outstanding by $1.6 million from $23.3 million for the twelve months ended September 30, 2007 to $21.7 million for the twelve months ended September 30, 2008. Also contributing to reduced interest expense was the decrease in average interest cost from 8.86% for the twelve months ended September 30, 2007 to 7.31% for the twelve months ended September 30, 20008. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the twelve months ended September 30, 2008 we established additional provisions for losses on loans of $360,000, as compared to a provision of $117,000 for the twelve months ended September 30, 2007. Loan charge-offs for the twelve months ended September 30, 2008 were $603,000 as compared to $364,000 for the twelve months ended September 30, 2007, an increase of $239,000. Loan recoveries were $265,000 for the twelve months ended September 30, 2008 compared to $218,000 for the twelve months ended September 30, 2007. Nonperforming loans at September 30, 2008 were $835,000 as compared to $2.3 million at September 30, 2007. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. Net loans charged off for the fourth quarter were $363,000 primarily due to several commercial loans that had to be written down due to expected losses. For additional information see “Asset Quality”.

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

Other Income. Other income increased from a loss of $5.3 million for the twelve months ended September 30, 2007 to a gain of $2.0 million for the twelve months ended September 30, 2008. The increase in other income for the twelve months ended September 30, 2008 was primarily attributable to the Bank not incurring any losses on the sale of investments or loans in fiscal year 2008. Losses from the sale of investments and mortgage backed securities and $1.2 million in valuation allowances on loans held for sale $5.9 million were incurred in 2007 due to the balance sheet restructuring. Fees on transaction accounts increased $363,000, or 51.9%, from $699,000 for the twelve months ended September 30, 2007 to $1.1 million for the twelve months ended September 30, 2008. The increase is primarily attributable to the implementation of an overdraft protection program. Income from Bank Owned Life Insurance (BOLI) decreased $91,000 for the twelve months ended September 30, 2008 from $571,000 for the twelve months ended September 30, 2007, to $480,000 for the twelve months ended September 30, 2008. This decrease was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $2.4 million, or 19.2%, from $12.8 million for the twelve months ended September 30, 2007 to $15.3 million for the twelve months ended September 30, 2008. This was primarily due to the recovery of insurance proceeds from the check-kiting incident of $3.4 million during the twelve months ended September 30, 2007. Salaries and related expenses remained relatively stable at $8.1 million for the twelve months ended September 30, 2007 and 2008, respectively. Occupancy expense increased $56,000 from $2.2 million for the twelve months ended September 30, 2007 to $2.3 million for the twelve months ended September 30, 2008. Data processing fees remained relatively stable at $1.5 million for the twelve months ended September 30, 2007, and 2008. Advertising decreased $9,000, or 1.7%, from $517,000 for the twelve months ended September 30, 2007 to $526,000 for the twelve months ended September 30, 2008. This decrease was due to decreased advertising during the period. Professional fees decreased by $173,000, or 28.7%, from $603,000 for the twelve months ended September 30, 2007 to $430,000 for the twelve months ended September 30, 2008. The decrease in professional fees was primarily due to decreased consulting fees. Other expenses decreased by $417,000, or 30.7%, from $1.3 million for the twelve months ended September 30, 2007 to $902,000 for the twelve months ended September 30, 2008.

Income Taxes. Our income tax expense (benefit) was $335,000 and $(1.7) million for the twelve months ended September 30, 2008 and 2007, respectively. The change in income taxes for the twelve months ended September 30, 2008 as compared to the same period in the prior year was primarily due to improved pretax earnings. However, the tax rate as a percentage of pretax earnings (loss) decreased substantially during the twelve months ended September 30, 2008 as compared with the twelve months ended September 30, 2007. This change relates to recently enacted increases in Maryland state corporate income tax rates from 7% to 8.25%. Deferred tax assets were adjusted to reflect the new state income tax rate when such assets are expected to be realized. The adjustment decreased our income tax expense by approximately $50,000 for the twelve months ended September 30, 2008. Additionally, our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Comparison of Operating Results for the Years Ended September 30, 2007 and 2006

Net Income. The Company incurred a net loss of $2.9 million during the fiscal year ended September 30, 2007. This loss resulted from our balance sheet restructuring. In March of 2007, we elected to sell approximately $169.1 million of securities held in our investment portfolio (average yield 3.51%) and use the majority of the proceeds from the sale to repay short-term borrowings (average cost 4.97%). We also sold $31.9 million of mutual funds and $46.4 million of fixed-rate single family mortgage loans with a weighted average yield of 5.11%. In conjunction with the restructuring, we realized pre-tax losses on the sales of securities and loans of $7.1 million. The restructure is expected to have a positive impact in future periods. The loss from sales of loans and investment securities was offset to some extent by the partial recovery of $3.4 million on a pre –tax basis from insurance proceeds in connection with a check-kiting scheme perpetrated against the Bank during the preceeding fiscal year. Also contributing to the net loss for the twelve months ended September 30, 2007 was a decrease of $624,000 or 3.9%, in net interest income from $14.2 million for the twelve months ended September 30, 2006 to $13.6 million for the twelve months ended September 30, 2007. During the fiscal year ended Sept 30, 2006 the Company incurred a net loss of $7.4 million. The net loss was primarily attributable to a $10.7 million pre-tax loss from the check-kiting scheme described previously.

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

The Company charges or credits to income provisions for loan losses to maintain the total allowance for loan losses at a level management considers adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, management considers a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. The Company established additional provision for losses on loans of $117,000 during the twelve months ended September 30, 2007 as compared to $194,000 for the twelve months ended September 30, 2006. Loan chargeoffs for the twelve months ended September 30, 2007 were $364,000 as compared to $578,000 for the twelve months ended September 30, 2006, a decrease of $214,000. Loan recoveries were $218,000 for the twelve months ended September 30, 2007 compared to $317,000 for the twelve months ended September 30, 2006. Non-performing loans at September 30, 2007 were $2.3 million as compared to $2.5 million at September 30, 2006. The total allowance for loan losses is $2.6 million at September 30, 2007. In establishing such provisions, management considered an analysis of the risk inherent in the loan portfolio. See “Asset Quality”.

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

Liquidity and Capital Resources

At September 30, 2008, the Bank exceeded all regulatory minimum capital requirements. For information regarding the Bank’s retained earnings as reported in its financial statements at September 30, 2008 to its tangible, core and risk-based capital levels and a comparison of regulatory requirements, see Note 14 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2008, 2007, and 2006, the Bank had $73.3 million, $92.0 million and $129.5 million respectively, of loan originations. During the years ended September 30, 2008, 2007 and 2006, the Company purchased investment securities in the amounts of $0, $802,000, and $1.7 million respectively, and mortgage-backed securities in the amounts of $0, $84.8 million, and $0 million respectively. The primary financing activity of the Company is the attraction of savings deposits.

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

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2008, cash, interest-bearing deposits in other banks and federal funds sold totaled $8.3 million, $9.5 million and $17.1 million, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2008 totaled $214.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank’s exposure to credit loss from nonperformance by the other party. The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At September 30, 2008, the Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $920,000, $26.2 million and $1.7 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

The Company announced a stock repurchase program on February 14, 2002. The company repurchased 184 shares at an aggregate cost of $2,100 during the year ended September 30, 2007. During the year ended September 30, 2008 the Company did not repurchase any stock.

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist, a newly organized Maryland corporation, BCSB Bancorp, Inc., became the holding company for the Bank. As part of the conversion a total of 1,976,538 shares the Company’s common stock were sold at $10.00 per share in initial public offering and the Company received net proceeds of approximately $17.1 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank. The Company also loaned $1.2 million to the Bank’s ESOP and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock. As part of the conversion, each outstanding public share of BCSB Bankcorp, Inc. was exchanged for 0.5264 shares of the Company’s common stock. Information herein for dates and periods prior to April 10, 2007 reflects such information for BCSB Bankcorp, Inc.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 6.44% at September 30, 2008. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest. The Company used a portion of the net proceeds that it retained from the recently completed stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 5.79% at September 30, 2008. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The preferred securities are redeemable by BCSB Bancorp on or after October 7, 2008 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $2.1 million during the year ended September 30, 2007 and $1.6 million during the twelve months ended September 30, 2008.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30,
	2008	2007
	(Dollars in Thousands)
Commitments to originate new loans	$1,725	$8,835
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	26,242	29,942
Commercial letters of credit	920	1,010

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments for the unfunded portion of equity lines are for a term of 20 years, and commercial lines of credit are generally on demand and reafirmed an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2008.

	Payments Due By Period
	(Dollars in Thousands)
	Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years	Total
Time Deposits	$214,445	$83,958	$20,987	$—	$319,390
Long-term borrowings	10,000	—	—	—	10,000
Junior Subordinated Debenture	—	—	—	17,011	17,011
Lease Obligations	1,234	2,432	2,898	6,287	12,851

Total Contractual Cash Obligations	$225,679	$86,390	$23,885	$23,298	$359,252

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the guarantees made by the Company with respect to the trust preferred securities issued by each of the Business Trust and the Statutory Trust, which are discussed in the “Liquidity and Capital Resources” subsection of this Annual Report and in footnote 8 to the audited financial statements. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. Additionally, the Bank does have commitments to originate loans in the ordinary course of business, as disclosed herein.

Impact of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, “Fair Value Measurements”. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of this Bulletin will not be material.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. We applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008, although it did not have a material impact on our financial condition, results of operations, or liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The Information required by this item is included herein beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

[LETTERHEAD OF BCSB BANCORP, INC.]

MANAGEMENT’S ANNUAL REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of BCSB Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2008 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of September 30, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Joseph J. Bouffard	/s/ Anthony R. Cole
Joseph J. Bouffard	Anthony R. Cole
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The Company’s Board of Directors currently consists of eight members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. Information regarding the Board of Directors’ nominees and the directors continuing in office is provided below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age indicated for each individual is as of September 30, 2008. The indicated period of service as a director includes the period of service as a director of the Bank.

The following directors have terms to expire at the 2009 annual meeting of stockholders:

Joseph J. Bouffard was named President of BCSB Bancorp, Baltimore County Savings Bank and Baltimore County Savings Bank, M.H.C. effective November 27, 2006. Mr. Bouffard served as President and Chief Executive Officer of Patapsco Bancorp, Inc. and The Patapsco Bank until October 30, 2006. He joined The Patapsco Bank’s predecessor, Patapsco Federal Savings and Loan Association in April 1995 as its President and Chief Executive Officer and became President and Chief Executive Officer of Patapsco Bancorp, Inc. upon the formation of that company in 1996. Previously, Mr. Bouffard was Senior Vice President of the Bank of Baltimore, and its successor, First Fidelity Bank from 1990 to 1995. Prior to that, he was President of Municipal Savings Bank, FSB in Towson, Maryland. He is a current Board member of the Maryland Financial Bank and a former Board member of the Dundalk Community College Foundation and the Maryland Bankers Association. He is also a former chairman of the Board of Governors of the Maryland Mortgage Bankers Association, Treasurer of the Neighborhood Housing Services of Baltimore and a charter member and Treasurer of the Towson Towne Rotary Club. Age 58. Director since 2006.

William J. Kappauf, Jr. is retired from Baltimore Gas & Electric Company of, Baltimore, Maryland where he held the position of Director of Cash Management. He is a certified public accountant. Age 62. Director since 2002.

Ernest A. Moretti retired from Bradford Bank, Baltimore, Maryland, where he held the position of executive vice president and managed residential lending and business development. Prior to his tenure with Bradford Bank, Mr. Moretti served as president and chief executive officer of Wyman Park Federal Savings and Loan Association from 1989 to 2003. Mr. Moretti also served in senior leadership capacities over a span of 26 years at Yorkridge Calvert Savings and Loan, Augusta Building and Loan Association and First National Bank. He is a current Board member of the Maryland Financial Bank. Age 68. Director since 2007.

The following directors have terms to expire at the 2010 annual meeting of stockholders:

H. Adrian Cox is an insurance agent with Rohe and Rohe Associates, Inc. in Baltimore, Maryland. Mr. Cox also is employed as a real estate agent with Century 21 Horizon Realty, Inc. in Baltimore, Maryland. Age 64. Director since 1987.

William M. Loughran retired from his position of Executive Vice President in charge of lending operations of Baltimore County Savings Bank, BCSB Bancorp and Baltimore County Savings Bank, M.H.C. in November 2007. Mr. Loughran joined Baltimore County Savings Bank in 1973. Age 63. Director since 1991.

John J. Panzer, Jr. has been a self-employed builder of residential homes since 1971. Age 66. Director since 1991.

The following directors have terms to expire at the 2011 annual meeting of stockholders:

Henry V. Kahl is a retired Area Assessor Supervisor with the State of Maryland Department of Assessments & Taxation in Baltimore, Maryland. Age 65. Director since 1989.

Michael J. Klein is Vice President of Klein’s Super Markets, a family owned chain of supermarkets, with locations throughout Harford County, Maryland. Mr. Klein is also Vice President and partner in several other family owned businesses including Forest Hill Lanes, Inc., Colgate Investments, LLP and Riverside Parkway, LTD. Age 53. Director since 2001.

Executive Officers

Below is information regarding the executive officers of the Company who are not also directors of the Company. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his or her position for at least five years. The ages presented are as of September 30, 2008.

Name	Position with BCSB Bancorp and/or Baltimore County Savings Bank
Anthony R. Cole	Executive Vice President and Chief Financial Officer of BCSB Bancorp and Baltimore County Savings Bank

Daniel R. Wernecke	Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank

David M. Meadows	Executive Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank

Bonnie M. Klein	Senior Vice President, Treasurer and Controller of BCSB Bancorp and Baltimore County Savings Bank

Anthony R. Cole joined BCSB Bancorp and Baltimore County Savings Bank as Executive Vice President and Chief Financial Officer effective September 4, 2007. Previously, Mr. Cole served as Senior Vice President and Chief Financial Officer of Bay Net A Community Bank in Bel Air, Maryland from January 2000 through March 2007. Age 47.

Daniel R. Wernecke was named Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank effective November 21, 2007. Prior to being named Executive Vice President and Chief Lending Officer, he served as Senior Vice President of Baltimore County Savings Bank in charge of lending operations. Mr. Wernecke joined Baltimore County Savings Bank in 2002. Age 52.

David M. Meadows was named Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Executive Vice President of BCSB Bancorp and Baltimore County Savings Bank effective November 27, 2006. He served as President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank on an interim basis from July 24, 2006 through November 26, 2006. Previously, he was a Partner in the law firm of Moore, Carney, Ryan and Lattanzi, L.L.C. Age 52.

Bonnie M. Klein joined Baltimore County Savings Bank in 1975 and has served in various capacities of increasing responsibility since then. She was named Vice President and Treasurer of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Senior Vice President of BCSB Bancorp and Baltimore County Savings Bank effective January 1, 2005. She is a Certified Public Accountant. Age 53.

Corporate Governance

The Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board of Directors has determined that one member of the Audit Committee, William J. Kappauf, Jr., qualifies as an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the Securities Exchange Commission. Director Kappauf is “independent,” as such term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all

Section 16(a) reports they file. Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in BCSB Bancorp common stock during the year ended September 30, 2008.

Code of Ethics

The Company and its subsidiaries have adopted a code of ethics which applies to all of their directors, officers and employees and thus applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics is incorporated herein by reference in Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and the next three most highly compensated executive officers of the Company whose total compensation for the year ended September 30, 2008 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)		All Other Compensation ($)(4)	Total ($)
Joseph J. Bouffard President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank	2008 2007	$214,091 175,498	$	— —	$10,285 7,483	$41,368 24,630	$	— —	$16,269 12,000	$282,013 219,611
David M. Meadows Executive Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank	2008 2007	203,093 178,686		— —	— —	4,491 —		— 5,655	19,470 12,685	227,054 197,026
Bonnie M. Klein Senior Vice President and Treasurer of BCSB Bancorp and Baltimore County Savings Bank	2008 2007	168,029 127,834		— —	— —	— —		— 1,200	7,554 10,612	175,583 139,646
Anthony R. Cole Executive Vice President and Chief Financial Officer of BCSB Bancorp and Baltimore County Savings Bank (5)	2008 2007	150,068 8,655		— —	4,691 394	10,108 873		— —	— —	164,867 9,922

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) for awards of restricted stock. For further information regarding the assumptions used to compute the expense recognized for restricted stock awards, see Note 12 to the Notes to the Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.

(2)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) based upon a fair value of $2.82 and $7.70 for options granted in 2008 and 2006, respectively, to Mr. Bouffard; $2.82 and $4.61 for options granted in 2008 and 2007, respectively, to Mr. Cole; $2.82 for options granted in 2008 to Mr. Meadows using the Black-Scholes option pricing model. For further information regarding the assumptions used to compute fair value, see Note 13 to the Notes to the Consolidated Financial Statements appearing in this Annual report on Form 10-K.
(3)	Consists of $1,200 and $5,655 of earnings in excess of 120% of the federal long term funds rate at September 30, 2008 for Ms. Klein and Mr. Meadows, respectively.
(4)	Details of the amounts reported in the “All Other Compensation” column are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer:

Item	Joseph J. Bouffard	David M. Meadows	Bonnie M. Klein	Anthony R. Cole
Market value as of the last business day of the year ended September 30, 2008 of allocations under the employee stock ownership plan	$—	$3,943	$3,304	$—
Amounts accrued under survivor income plan		15,527	4,250	—
Automobile allowance	16,269	—	—	—
Total	$16,269	$19,470	$7,554	$—

(5)	Mr. Cole commenced employment on September 4, 2007.

Outstanding Equity Awards at Fiscal Year End. The following table provides information concerning unexercised options and stock awards that have not vested as of September 30, 2008 for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Joseph J. Bouffard	— 2,106	10,528 8,422	(2) (3)	$11.61 28.44	1/8/2018 12/05/16	3,351	(4)	$35,051
David M. Meadows	— 1,579	4,474 —	(2)	11.61 21.60	1/8/2018 7/24/12	526	(6)	5,502
Bonnie M. Klein	— 1,579	— —		— 21.60	— 7/24/12	— —		— —
Anthony R. Cole	— —	874 5,264	(2) (6)	11.61 17.95	1/8/2018 9/19/17	1,842	(5)	19,267

(1)	Based upon the closing stock price for BCSB Bancorp common stock of $10.46 on September 30, 2008.

(2)	Stock options vest in four equal annual installments beginning on January 8, 2009.
(3)	Stock options vest in five equal annual installments beginning on December 5, 2007.
(4)	1,580 restricted stock awards vest in five equal annual installments beginning on December 5, 2008 and 1,771 restricted stock awards vest in four equal annual installments beginning on January 8, 2009.
(5)	1,316 restricted stock awards vest in five equal annual installments commencing on December 5, 2007 and 526 restricted stock awards vest in four equal annual installments commencing on September 19, 2008.
(6)	Restricted stock awards vest in four equal annual installments beginning on January 8, 2008.

All shares and share prices have been adjusted to reflect the 0.5264 conversion ratio.

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

•

Mr. Bouffard received a restricted stock award covering 2,632 shares of BCSB Bancorp common stock, vesting in installments of 526 shares on the first anniversary of the grant date and continuing each anniversary thereafter until fully vested. Mr. Bouffard also received 10,528 stock options, vesting in installments of 2106 shares on the first anniversary of the grant date and continuing each anniversary thereafter until fully vested. The stock options will remain exercisable for a period of ten years from the grant date and will have an exercise price equal to the fair market value of BCSB Bancorp’s common stock on the grant date. Restricted stock awards and stock options will vest immediately upon a change in control; shares have been adjusted to reflect the conversion ratio of .5264 for the second-step conversion;

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

Under the terms of our employment agreement with Mr. Bouffard, upon involuntary termination of employment or voluntary termination under circumstances that constitute constructive termination, Mr. Bouffard will receive a lump sum salary continuation benefit equal 36 months’ base salary.

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

In addition, if, within one year after a change in control of BCSB Bancorp, Baltimore County Savings Bank terminates Mr. Bouffard’s employment without cause or Mr. Bouffard voluntarily terminates his employment, he will be entitled to receive a lump sum payment equal to 2.99 times his then-current annual base salary plus continued participation for up to three years in any benefit plans of Baltimore County Savings Bank that provide medical, dental and life insurance coverage upon terms no less favorable than the most favorable terms provided to senior executives. If such payments and benefits, either alone or together with other payments and benefits Mr. Bouffard has the right to receive from Baltimore County Savings Bank, would constitute an excess “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), such payments and benefits will be reduced or revised by the amount, if any, which is the minimum necessary to result in no portion of such payments and benefits being non-deductible to Baltimore County Savings Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

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

These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of BCSB Bancorp. In the event that one of these employees prevails over Baltimore County Savings Bank in a legal dispute as to the severance agreement, he or she will be reimbursed for legal and other expenses. In connection with the conversion, the severance agreements have been amended and restated to make BCSB Bancorp a guarantor of Baltimore County Savings Bank’s obligations under the severance agreements and to limit the payments to the employees in the event payments under the severance agreements together with other change in control benefits may result in a “parachute payment” under 280G of the Code. See “Employment Agreement” above for definition of parachute payment.

Supplemental Executive Retirement Plan. Baltimore County Savings Bank has entered into agreements with Mr. Meadows and Ms. Klein to provide them with supplemental retirement benefits. Each executive is entitled to his or her supplemental retirement benefit upon termination of employment (other than for cause) at or upon attaining age 65. If the executive terminates employment after attaining age 65, Baltimore County Savings Bank will pay Mr. Meadows and Ms. Klein and annual retirement benefit equal to 11.8% and 7.6%, respectively, of their final compensation. For purposes of the agreements, final compensation equals each executive’s highest three calendar year’s average cash compensation. We will pay the annual retirement benefit monthly over a period of 180 months. If the executive terminates employment before reaching 65 years of age, or is terminated by Baltimore County Savings Bank for any reason other than for cause, Baltimore County Savings Bank will pay Mr. Meadows and Ms. Klein a reduced annual benefit, based on amounts accrued for the executive prior to termination, commencing at age 65, over a 180-month period. Should an executive die while employed by Baltimore County Savings Bank or after payments have begun, a designated beneficiary will receive the balance owed to the executive on the date of death in the same method and manner as if the executive were still alive.

Survivor Income Plan. Baltimore County Savings Bank maintains a survivor income plan for the benefit of certain officers. Named executive officers Klein, and Meadows participate in the survivor income plan. The survivor income plan provides a benefit to survivors upon the death of the participant provided the participant is employed by Baltimore County Savings Bank and has been employed by Baltimore County Savings Bank for ten years at the time of death or terminates employment for any reason other than cause after attaining age 55 with ten years of service. Under this plan, upon their death, the respective beneficiaries of Ms. Klein and Mr. Meadows would receive a death benefit of $250,000, $100,000, respectively, payable in a lump sum within 90 days following death.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2008 fiscal year. No tax-qualified or retirement-qualified compensation was provided to directors in fiscal 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)	Total ($)
Henry V. Kahl	$27,200	$—	$27,200
John J. Panzer	24,400	—	24,400
Ernest A. Moretti	26,800	1,057	27,857
H. Adrian Cox	23,000	—	23,000
Michael J. Klein	29,822	—	29,822
William J. Kappauf, Jr.	32,822	—	32,822
William M. Loughran	22,200	—	22,200

(1)	Includes contributions under our deferred compensation plan and cash distributions.

Fees. The Chairman of the Board of Directors receives a monthly retainer of $1,200 per month, and all other non-employee directors receive $1,000 per month. Each non-employee director also receives a fee of $400 per each regular and special Board meeting attended and $200 per committee meeting attended. Directors who serve as officers of BCSB Bancorp or Baltimore County Savings Bank do not receive additional compensation for their service as directors.

Deferred Compensation Plan. Baltimore County Savings Bank maintains the Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan, which incorporates two prior plans – the Baltimore County Savings Bank Deferred Compensation Plan and Baltimore County Savings Bank Cash Deferred Compensation Plan. The Deferred Compensation Plan provides members of the board of directors and selected executives with the ability to defer a portion of their compensation. The plan preserves a stock component of the prior plan. Prior to each plan year, each non-employee director may elect to defer receipt of all or part of his future fees (including retainers), and any other participant may elect to defer receipt of up to 25% of salary or 100% of bonus compensation into either the cash or stock-based plan. The plan also provides a 401(k) restoration matching contribution intended to make participants whole with respect to matching contributions Baltimore County Savings Bank would have made under the 401(k) plan but for certain limitations imposed by the qualified plan rules. Participants become fully vested after six years of service. On each September 30th, each director participant who has between three and 12 years of service as a director will have his account credited with $6,222. No director may receive credit for more than 12 years of service. A director participant who, after July 1, 1995, completes three years of service as a director, will have his account credited with $24,000 on the September 30 following his completion of three years of service. At the election of the participant, distributions may be made in a lump sum or installments.

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

Stock Benefit Plans. Directors are also eligible to receive awards under the Company’s stock option plan and management recognition plan. During the year ended September 30, 2008, non-employee directors did not receive any stock awards or stock options.

Reimbursement for Tax Advice. Baltimore County Savings Bank’s Board of Directors has also adopted a policy to reimburse designated directors and officers for expenses they incur in connection with professional tax, estate planning or financial advice they obtain related to the benefits they receive under the stock and non-stock related benefit plans of Baltimore County Savings Bank and BCSB Bancorp. Reimbursements are limited to $1,000 for each eligible individual during any fiscal year, with a one-time allowance not to exceed $5,000 for estate planning expenses. The level of annual reimbursements may be increased to $2,000 on a one-time basis in the event of a change in control of BCSB Bancorp. No reimbursements were made during the year ended September 30, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

The following table provides information as of December 16, 2008 (i) with respect to any person or entity who was known to BCSB Bancorp to be the beneficial owner of more than 5% of the Company’s common stock, and (ii) as to the Company’s common stock beneficially owned by each director of the Company, the executive officers named in the “Summary Compensation Table” and all executive officers and directors as a group. A person may be considered to beneficially own shares of common stock over which he has, directly or indirectly, sole or shared voting or investment power.

	Shares of Common Stock Beneficially Owned at December 16, 2008 (1)		Percent of Class (2)
Persons Owning Greater than 5%:
BCSB Bancorp, Inc.
Employee Stock Ownership Plan, et.al.	310,881	(3)	9.95%
4111 E. Joppa Road, Suite 300
Baltimore, Maryland 21239

Castine Capital Management, LLC	190,540	(4)	6.60
Paul Magidson
One International Place, Suite 2401
Boston, Massachusetts 02110

Financial Edge Fund, L.P.	311,724	(5)	9.99
Financial Edge-Strategic Fund, L.P.
PL Capital, LLC
PL Capital Advisors, LLC
Goodbody/PL Capital, L.P.
Goodbody/PL Capital, LLC
John W. Palmer
Richard J. Lashley
20 East Jefferson Avenue, Suite 22
Naperville, Illinois 60540

Directors:
Joseph J. Bouffard	37,509		*
H. Adrian Cox	26,004		*
Henry V. Kahl	24,021		*
William M. Loughran	29,726		*
John J. Panzer, Jr.	50,057		*
Michael J. Klein	33,290		*
William J. Kappauf, Jr.	5,050		*
Ernest A. Moretti	4,802		*

	Shares of Common Stock Beneficially Owned at December 16, 2008 (1)	Percent of Class (2)
Named Executive Officers:

Anthony Cole	14,348	*
David M. Meadows	10,538	*
Bonnie Klein	11,500	*

All directors and executive officers of the Company as a group (12 persons)	246,845	7.90%

*	Less than 1% of outstanding common stock
(1)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s common stock if he or she has or shares voting or investment power with respect to such common stock. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named individuals and group exercise sole voting and investment power over the shares of the Common Stock. The listed amounts include 7,895, 8,158, 3,158, 3,158, 3,158, 3,158, 263, 6,839, 1,270, 2,697,1,579, 2,105 and 43,438, shares that Directors Cox, Kahl, Loughran, Panzer, Klein Kappauf, Moretti, Bouffard, Named Executive Officers Cole, Meadows and Klein, other executive officer Wernecke and all directors and executive officers of the Company as a group, respectively, have the right to acquire upon the exercise of options exercisable within 60 days of December 9, 2008. The listed amounts shown exclude shares held for the benefit of directors under the deferred compensation plan trust. The shares held in the deferred compensation plan trust are held for the benefit of directors in the following amounts: Mr. Cox, 7,597 shares; Mr. Kahl, 6,955 shares; Mr. Loughran, 4,715 shares; Mr. Panzer, 20,167 shares; Mr. Klein, 2,949 shares; Mr. Kappauf, 340 shares; and Mr. Moretti, 0 shares. Such directors bear the economic risk associated with such shares. The listed amounts do not include shares with respect to which Directors Henry V. Kahl, H. Adrian Cox and William J. Kappauf, Jr. have voting power by virtue of their positions as trustees of the trusts holding 199,493 shares under the Company’s Employee Stock Ownership Plan (the “ESOP”) and 58,878 shares under the Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan, nor 22,293 shares as to which such individuals, along with Director Michael J. Klein, share dispositive power by virtue of their positions as directors of Baltimore County Savings Bank Foundation, Inc. (the “Foundation”), nor 8,746 shares with respect to which Directors Kahl, Cox, Panzer have voting power by virtue of their positions as trustees of the management recognition plan trust. ESOP shares are held in a suspense account for future allocation among participants as the loan used to purchase the shares is repaid. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions, and unallocated shares are voted in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees’ best judgment. As of December 16, 2008, 95,550 shares had been allocated. Shares held by the deferred compensation plan trust are voted in the same proportion as the ESOP trustees vote the shares held in the ESOP trust. The shares held by the management recognition plan trust are voted in the same proportion as the shares held by the ESOP trust. Shares held by the Foundation are voted in the same ratio as all other shares of common stock are voted.
(2)	Based on a total of 3,121,076 shares of Common Stock outstanding as of December 16, 2008.

(3)	Includes 199,493 shares owned by the ESOP, 58,879 shares owned by the deferred compensation plan, 21,469 shares owned by the Bank’s 401(k) Plan, 8,746 shares owned by the management recognition plan trust and 22,293_ shares owned by the Foundation. Henry V. Kahl, H. Adrian Cox and William J. Kappauf, Jr., who serve as directors of the Company, serve as trustees of the ESOP and the deferred compensation plan. Such individuals share voting power over shares held by the ESOP and the deferred compensation plan and share dispositive power over shares held by the deferred compensation plan trust. Such individuals and Company Director Michael J. Klein serve as four of the Foundation’s nine directors and share dispositive power over shares held by the Foundation. Henry V. Kahl, H. Adrian Cox and John J. Panzer, Jr. who serve as directors of the Company, serve as trustees of the management recognition plan trust. The trustees of the management recognition plan trust share voting and dispositive power over the shares held by the management recognition plan trust. The Bank is the trustee of the 401(k) Plan assets invested in Company common stock, and in their capacities as directors of the Bank, Messrs. Kahl, Cox and Kappauf share voting and dispositive power over shares held by the 401(k) Plan. In their individual capacity, such individuals disclaim beneficial ownership of shares held by the ESOP, the deferred compensation plan, the management recognition trust, the 401(k) Plan and the Foundation.
(4)	The information set forth in this footnote is based solely on a review of the Schedule 13G filed with the SEC on July 22, 2008 by Castine Capital Management, LLC (“CCM”) and Paul Magidson, managing member of CCM. The Schedule 13G indicates ownership of 190,540 shares of common stock, over which CCM and Mr. Magidson share voting and dispositive power.
(5)	The information set forth in this footnote is based solely on a review of the Schedule 13D, as amended, filed with the SEC on December 15, 2008, which indicates beneficial ownership of: 164,771 and 67,491 shares by Financial Edge Fund, L.P. and Financial Edge-Strategic Fund, L.P., respectively, whose general partner is PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members and share voting and dispositive power with Financial Edge Fund and Financial Edge-Strategic Fund over such shares; 79,410 shares held by Goodbody/PL Capital, L.P. whose general partner is Goodbody/PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members and share voting and dispositive power with Goodbody/PL Capital, LLC over such shares; and 52 shares beneficially owned by Mr. Lashley in his individual capacity, over which he has sole voting and dispositive power. Mr. Palmer and Mr. Lashley are also the managing members of PL Capital Advisors, LLC, the investment advisor to Financial Edge Fund, L.P, Financial Edge-Strategic Fund, L.P. and Goodbody/PL Capital, L.P.

(c)	Changes in Control.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans.

The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2008.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	86,151	$18.99	0

Equity compensation plans not approved by security holders	0	0	0

Total	86,151	$18.99	0

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

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

The aggregate amount of loans by us to executive officers and directors was $352,000 at September 30, 2008, or approximately .70% of stockholders’ equity. These loans were performing according to their original terms at September 30, 2008. All loans made by Baltimore County Savings Bank to its directors and executive officers and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to Baltimore County Savings Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Approval of Related-Party Transactions. Under the Audit Committee Charter, it is the responsibility of the Audit Committee to review all related party transactions, i.e., transactions required to be disclosed under SEC Regulation S-K, Item 404, for potential conflict of interest situations on an ongoing basis and to determine whether to approve such transactions. Our Code of Ethics also provides that all executive officers and directors must disclose any private interest that presents the possibility of conflicts of interest with BCSB Bancorp or Baltimore County Savings Bank.

Director Independence

All of the directors of BCSB Bancorp are independent under the listing standards of the Nasdaq Stock Market, except for Joseph J. Bouffard, President and Chief Executive Officer of the Company and the Bank, and William M. Loughran, who until November 16, 2007 served as the Bank’s Executive Vice President in charge of lending. In concluding that Director Michael J. Klein is an independent director, the Board considered the fact that Mr. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that Baltimore County Savings Bank leases for a branch office site. Baltimore County Savings Bank paid $64,000 in rent to Colgate Investments, LLC during the year ended September 30, 2008. The remaining 80% of Colgate Investments, LLC is owned by Mr. Klein’s immediate family members.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for the fiscal years ended September 30, 2008 and 2007 by Stegman & Company:

	2008	2007
Audit fees (1)	$109,442	$169,501
Audit-related fees (2)	—	250
Tax fees (3)	12,650	14,875
All other fees	—	—

(1)	Audit fees consist of fees for professional services rendered for the audit of BCSB Bancorp’s and the Company’s consolidated financial statements and review of financial statements included in the Company’s and BCSB Bancorp’s quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. In fiscal 2008 and 2007, these fees included costs associated with reviews and services related to registration statements.
(2)	Audit-related fess are for assurance and related services by the principal accountant that are related to the performance of audits or reviews of BCSB Bancorp’s and the Company’s financial statements and are not reported in the preceding Audit Fees category. The fees shown above were for due diligence services for potential acquisitions, technical accounting and reporting, consulting and research and employee benefit plan audits.
(3)	Tax services fees consist of fees for compliance tax services, including tax planning and advice and preparation of tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants. The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation. During the year ended September 30, 2008, all services were approved in advance by the Audit/Compliance Committee in compliance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2008 and 2007

Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (2)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (2)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (3)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (3)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (3)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (3)

10.1	Employment Agreement by and between Baltimore County Savings Bank, F. S. B. and Joseph J. Bouffard † (1)

10.2	Amendment to Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard †

10.3	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein † (1)

10.4	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and David M. Meadows † (1)

10.5	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole † (1)

10.6	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole †

10.7	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and Daniel R. Werneke † (1)

10.8	Form of Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and each of David M. Meadows, Bonnie M. Klein and Daniel R. Wernecke †

10.9	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein † (1)

10.10	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B and David M. Meadows † (1)

10.11	Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan † (1)

10.12	BCSB Bancorp, Inc. Management Recognition Plan and Trust † (1)

10.13	BCSB Bancorp, Inc. 1999 Stock Option Plan † (1)

10.14	Baltimore County Savings Bank, F.S.B. Supplemental Director Retirement Agreement † (1)

10.15	Baltimore County Savings Bank, F.S.B. Survivor Income Plan † (1)

10.16	Agreement and General Release among BCSB Bancorp, Inc., Baltimore County Savings Bank, M.H.C. and Baltimore County Savings Bank, F.S.B. and William M. Loughran (1)

10.17	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 23, 2008, between BCSB Bancorp, Inc. and United States Department of the Treasury (2)

10.18	Form of Waiver executed by each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (2)

10.19	Form of Letter Agreement between BCSB Bancorp, Inc. and each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (2)

10.20	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo dated June 30, 2002 (3)

10.21	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (3)

14	Code of Ethics

21	Subsidiaries of the Registrant

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

†	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference into this document from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on December 23, 2008
(3)	Incorporated herein by reference to BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (file No. 0-24589)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BCSB Bancorp, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of BCSB Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/    Stegman & Company

Baltimore, Maryland

December 15, 2008

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2008	2007
	(dollars in thousands except per share data)
Assets
Cash	$8,305	$9,468
Interest bearing deposits in other banks	5,741	17,121
Federal funds sold	20,937	49,427
Cash and cash equivalents	34,983	76,016

Interest bearing time deposits	100	100
Investment securities, available for sale	994	3,970
Loans receivable, net of allowances of ($2,672) and ($2,650)	400,469	416,302
Mortgage backed securities, available for sale	89,956	104,999
Foreclosed real estate	1,244	94
Premises and equipment, net	9,762	10,454
Federal Home Loan Bank of Atlanta stock, at cost	1,559	2,270
Bank owned life insurance	14,389	13,847
Goodwill and other intangible assets	2,431	2,477
Accrued interest and other assets	11,195	11,852
Total assets	$567,082	$642,381

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$25,498	$30,880
Interest-bearing	459,293	527,577
Total deposits	484,791	558,457
Federal Home Loan Bank of Atlanta advances short-term	10,000	10,000
Federal Home Loan Bank of Atlanta advances long-term	—	10,000
Junior subordinated debentures	17,011	23,197
Other liabilities	5,525	6,135
Total liabilities	517,327	607,789

Commitments and contingencies (Notes 3, 5, 7, 8, 9, 10, 11, 12 and 13)

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,121,076 and 5,929,743 shares issued and outstanding at September 30, 2008 and 2007, respectively)	31	59
Additional paid-in capital	38,839	21,620
Obligation under rabbi trust	1,100	1,146
Retained earnings	14,484	13,590
Accumulated other comprehensive loss	(2,467)	(682)
Employee stock ownership plan	(1,181)	(44)
Stock held by rabbi trust	(1,051)	(1,097)
Total stockholders’ equity	49,755	34,592
Total liabilities and stockholders’ equity	$567,082	$642,381

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended September 30,
	2008	2007	2006
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$26,646	$28,578	$28,352
Interest on mortgage backed securities	5,506	4,938	5,095
Interest and dividends on investment securities	218	3,303	6,342
Other interest income	1,767	2,293	206
Total interest income	34,137	39,112	39,995

Interest Expense
Interest on deposits	16,980	20,405	18,379
Interest on borrowings – short term	481	1,082	2,484
Interest on borrowings – long term	287	1,975	2,992
Other interest expense	1,581	2,055	1,921
Total interest expense	19,329	25,517	25,776

Net interest income	14,808	13,595	14,219
Provision for losses on loans	360	117	194

Net interest income after provision for losses on loans	14,448	13,478	14,025

Other Income
Loss on repossessed assets	(70)	(3)	(24)
Mortgage banking operations	42	25	33
Fees on transaction accounts	1,062	699	561
(Loss) gain from sale of investments and mortgage backed securities	—	(5,865)	5
Loss on sale of loans held for sale	—	(1,207)	—
Income from bank owned life insurance	480	571	474
Miscellaneous income	533	445	452
Total other income	2,047	(5,335)	1,501

Non-Interest Expenses
Salaries and related expense	8,089	8,143	8,673
Occupancy expense	2,297	2,241	2,141
Data processing expense	1,528	1,469	1,680
Federal deposit insurance premiums	496	508	248
Property and equipment expense	1,102	1,189	1,301
Professional fees	430	603	490
Advertising	526	517	612
Telephone, postage and office supplies	392	383	437
(Recovery) loss on dishonored checks	—	(3,055)	10,752
Other expenses	406	811	634
Total non-interest expenses	15,266	12,809	26,968

Income (loss) before tax expense (benefit)	1,229	(4,666)	(11,442)
Income tax expense (benefit)	335	(1,745)	(4,049)
Net income (loss)	$894	$(2,921)	$(7,393)

Per Share Data: (1)
Basic and diluted earnings (loss) per share	$0.30	$(0.95)	$(2.39)
Dividends per share	$0.00	$0.00	$0.95

(1)	Per share amounts have been adjusted to reflect stock offering and conversion which occurred on April 10, 2008.

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

	Common Stock	Additional Paid-In Capital	Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Employee Stock Ownership Plan	Stock Held By Rabbi Trust	Total Stockholders’ Equity
	(dollars in thousands except per share data)
Balance – October 1, 2005	$59	$21,247	$1,238	$24,963	$(3,878)	$(410)	$(1,179)	$42,040
Compensation under stock based benefit plans	—	130	—	—	—	183	—	313
Exercised options	—	15	—	—	—	—	—	15
Rabbi trust liability	—	—	37	—	—	—		37
Distribution of stock for rabbi trust	—	(2)	—	—	—	—	—	(2)
Treasury stock purchased (184 shares)	—	—	—	—	—	—	(54)	(54)

Cash dividends declared ($.95 per share)	—	—	(29)		—	—	29	—
Comprehensive loss:		—		(1,059)				(1,059)
Net loss for the year ended September 30, 2006	—			(7,393)				—
Net change in unrealized gains on investment securities and mortgage backed securities, net of tax of $800	—	—	—	—	(476)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(7,869)

Balance – September 30, 2006	59	21,390	1,246	16,511	(4,354)	(227)	(1,204)	33,421
Compensation under stock based benefit plans	—	96	—	—	—	183	—	279
Exercised options	—	134	—	—	—	—	—	134
Rabbi trust liability	—	—	18	—	—	—		18
Acquisition of stock for Rabbi trust	—	—	—	—	—	—	(11)	(11)
Distribution of stock for Rabbi trust	—	—	(118)	—	—	—	118	—
Comprehensive income:
Net loss for the year ended September 30, 2007	—	—	—	(2,921)	—	—	—	—
Net change in unrealized gains on investment securities and mortgage backed securities, net of tax of $2,310	—	—	—	—	3,672	—	—	—
Comprehensive income	—	—	—	—	—	—	—	751

Balance – September 30, 2007	59	$21,620	$1,146	$13,590	$(682)	$(44)	$(1,097)	$34,592
Compensation under stock based benefit plans	—	81	—	—	—	85	—	166
Exercised options	—	—	—	—	—	—	—
Distribution of stock for rabbi trust	—	—	(46)	—	—	—	46	—
Proceeds from stock offering and conversion, net of expenses	(28)	17,138	—					17,110
Acquisition of stock for ESOP						(1,222)		(1,222)
Comprehensive loss:
Net income for the year ended September 30, 2008	—	—	—	894	—	—	—	—
Net change in unrealized (loss) on investment securities and mortgage backed securities, net of tax of $1,221	—	—	—	—	(1,785)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	(891)

Balance – September 30, 2008	$31	$38,839	$1,100	$14,484	$(2,467)	$(1,181)	$(1,051)	$49,755

The accompany notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2008	2007	2006
	(dollars in thousands)
Operating Activities
Net income (loss)	$894	$(2,921)	$(7,393)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided (Used) by Operating Activities
Loss (gain) on sale of investments and mortgage backed securities	—	5,865	(5)
Loss on loans sold	—	1,207	—
Amortization of deferred loan fees, net	(298)	(166)	(173)
Provision for losses on loans	360	117	194
Non-cash compensation under Stock-based Benefit Plan	166	279	313
Amortization of premiums and discounts, net	(88)	221	319
Provision for depreciation	1,024	1,046	1,052
Loss on sale of repossessed assets	70	3	24
Income from Bank Owned Life Insurance	(480)	(571)	(474)
Decrease (increase) in accrued interest and other assets	656	(1,002)	(4,153)
(Decrease) increase in other liabilities	(576)	533	1,652
(Decrease) increase in obligation under Rabbi Trust	(46)	18	38

Net cash provided (used) by operating activities	1,682	4,629	(8,606)

Cash Flows from Investing Activities
Purchase of Bank Owned Life Insurance	(62)	(57)	(78)
Purchase of investment securities – available for sale	—	(802)	(1,707)
Proceeds from maturities of investment securities – available for sale	3,000	15,000	4,500
Proceeds from sale of investment securities – available for sale	—	126,480	5,405
Purchases of investment securities – held to maturity	—	—	(3,000)
Proceeds from maturities of investment securities – held to maturity	—	3,500	500
Proceeds from loans sold	—	45,231	—
Net decrease (increase) in loans	15,584	641	(10,090)
Proceeds from sale of real estate owned	60	—	—
Purchase of mortgage backed securities – available for sale	—	(84,867)	—
Principal collected on mortgage backed securities	12,118	16,637	28,918
Proceeds from sale of mortgage backed securities – available for sale	—	77,771	—
Purchase of mortgage backed securities – held to maturity	—	—	(6,704)
Proceeds from sales of repossessed assets	203	275	307
Investment in premises and equipment	(332)	(276)	(1,495)
Redemption of Federal Home Loan Bank of Atlanta stock	711	4,702	1,088

Net cash provided by investing activities	31,282	204,235	17,644

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For Years Ended September 30,
	2008	2007	2006
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(73,665)	$(46,328)	$6,997
Net decrease in advances by borrowers for taxes and Insurance	(34)	(380)	(577)
Net proceeds from stock offering and conversion	17,110	—	—
Loan to employee stock ownership plan	(1,222)	—	—
Proceeds from Federal Home Loan Bank of Atlanta advances	—	146,550	232,125
Repayment of Federal Home Loan Bank of Atlanta advances	(10,000)	(244,550)	(258,275)
Redemption of trust preferred securities	(6,186)	—	—
Acquisition of stock for Rabbi Trust	—	(11)	(54)
Treasury stock purchased	—	—	(2)
Exercised stock options	—	134	15
Dividends paid	—	—	(1,059)

Net cash (used) provided by financing activities	(73,997)	(144,585)	(20,830)

(Decrease) increase in cash and cash equivalents	(41,033)	64,279	(11,792)
Cash and cash equivalents at beginning of period	76,016	11,737	23,529

Cash and cash equivalents at end of period	$34,983	$76,016	$11,737

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:

Interest	$19,437	$25,725	$25,371

Income taxes	$—	$—	$—

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to real estate owned	$1,230	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation – BCSB Bancorp, Inc. (the “Company”) owns 100% of the voting stock of Baltimore County Savings Bank, F.S.B. (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Its operations are not material to the consolidated financial statements.

Reorganization – On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and were replaced by BCSB Bancorp, Inc., which was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.6 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for .5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 1,144,538 outstanding shares of the Company for a total of 3,121,076 outstanding shares as of the closing of the second-step conversion on April 10, 2008.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

If a decline in value of an individual security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to its fair value and the amount of the write-down is reflected in our earnings. Estimated fair value is determined based on bid prices and valuation models received from third party pricing services. Gains or losses on the sale of investments are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using the interest method.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SFAS Nos. 114 and 118 are generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage, real estate development, and certain restructured residential loans. In addition, impaired loans are generally loans which management has placed in non-accrual status since loans are placed in non-accrual status on the earlier of the date that management determined that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past due.

The Bank recognized interest income for impaired loans consistent with its method for non-accrual loans. Specifically, interest payments received are recognized as interest income or, if the ultimate collectibility of principal is in doubt, are applied to principal.

Foreclosed Real Estate – Real estate acquired through foreclosure is recorded at fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described above in Allowance for Loan Losses. In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal cost. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached. There was no provision for losses during the years ended September 30, 2008, 2007, and 2006.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights – Following is an analysis of the change in mortgage servicing rights for loans originated and sold during the year and the unamortized balance and change in excess servicing fees from loans originated and sold in prior periods.

	2008	2007	2006
Balance October 1,	$473	$124	$134
Capitalized	—	406	24
Amortization	(94)	(57)	(34)
Balance September 30,	$379	$473	$124

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transfer of Financial Assets –Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Significant Group Concentrations of Credit Risk – Most of the Bank’s activities are with customers located within the greater Baltimore metropolitan area. The Bank does not have any significant concentrations to any one industry or customer.

Earnings Per Share – Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. No adjustments were made to net income (numerator). For the years ended September 30, 2008, 2007, 2006, there were 86,151, 50,140, and 40,664, respectively option shares excluded from the computation of diluted earnings per share since exercise prices exceeded applicable market prices. The basic and diluted weighted average shares outstanding for the years ended September 30, 2008, 2007 and 2006 are as follows:

	2008
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	( in thousands except per share data)
Basic EPS
Income to shareholders	$894	3,014	$.30

Diluted EPS
Effect of dilutive shares	—	11	—

Income to shareholders	$894	3,025	$.30

	2007
Basic EPS
Loss to shareholders	$(2,921)	3,097	$(.95)

Diluted EPS
Effect of dilutive shares	—	—	—

Loss to shareholders plus assumed conversions	$(2,921)	3,097	$(.95)

	2006
Basic EPS
Loss available to shareholders	$(7,393)	3,082	$(2.39)

Diluted EPS
Effect of dilutive shares	—	—	—

Loss available to shareholders plus assumed conversions	$(7,393)	3,082	$(2.39)

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Rabbi Trust – The Company established a rabbi trust to fund certain benefit plans. The Company accounts for these plans in accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Until the plan benefits are paid, creditors may make claims against the assets if the Company becomes insolvent.

Loss on Dishonored Checks

The loss incurred during the year ended September 30, 2006 was as a result of a check-kiting scheme perpetrated against the Company by a commercial deposit customer.

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

Segment Reporting – The Company acts as an independent community financial services provider, offering traditional banking and related financial services to individuals and business customers. The Bank offers a full array of commercial and retail financial services, through its branch and automated teller machine networks. This includes taking time, savings and demand deposits, making of commercial, consumer and mortgage loans, and providing other financial services. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available.

Guarantees – The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $920,000 of standby letters of credit as of September 30, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2008 for guarantees under standby letters of credit issued is not material.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill – The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. The Company engages an independent third party to annually assesses if events or changes in circumstances indicate that the carrying amounts of goodwill and other intangible assets may be impaired. The Company has evaluated goodwill for impairment and found no change in the carrying amount of goodwill. Goodwill was $2,294,000 at September 30, 2008 and 2007.

Bank Owned Life Insurance – The Company purchased single-premium life insurance policies on certain employees of the Company. The net cash surrender value of those policies is classified in other assets. Appreciation in the value of the insurance policies is classified in non-interest income.

Core Deposit Intangible – The Company recognized a core deposit intangible as a result of the merger with WHG Bancshares Corporation in 2002. This deposit base is assumed to decay over time as funds are withdrawn by customers. Amortization is calculated using algebraic formulas taking into account current portfolio costs and the current short term LIBOR.

(dollars in thousands)	As of September 30, 2008	As of September 30, 2007	As of September 30, 2006
Core Deposit Intangible	$630	$630	$630
Accumulated Amortization	493	447	388

Net Balance	$137	$183	$242

Aggregate Amortization Expense

For the year ended September 30, 2008	$46
For the year ended September 30, 2007	59
For the year ended September 30, 2006	58

Estimated Amortization Expense

For the year ending September 30, 2009	36
For the year ending September 30, 2010	26
For the year ending September 30, 2011	24
For the year ending September 30, 2012	14
For the year ending September 30, 2013	4

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment to FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FAS No. 157, “Fair Value Measurements”. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of SAB 109 didl not have a material impact on the Company’s consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior periods for which financial statements have not been issued. We applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008, although it did not have a material impact on our financial condition, results of operations, or liquidity.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of September 30, 2008 and 2007.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

September 30, 2008
US Government and Agency obligations	$1,000	$—	$(6)	$994

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:

September 30, 2007
US Government and Agency obligations	$4,000	$—	$(30)	$3,970

The following is a summary of investment securities by maturity:

	September 30, 2008
(in thousands)	Amortized Cost	Fair Value
Available for sale:

US Government and Agency obligations
Due within 12 months	$—	$—
Due beyond 12 months but within five years	—
Due beyond five years but within ten years	—
Due beyond ten years	1,000	994

	$1,000	$994

There were no sales of available for sale securities during the year ended September 30, 2008.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities - Continued

Proceeds from sales of available for sale securities during the year ended September 30, 2007 were $126.5 million. There were no gains associated with the sale of the securities. Gross losses amounted to $3.1 million. The tax benefit applicable to these realized losses amounted to $1.2 million.

Proceeds from sales of available for sale securities during the year ended September 30, 2006 were $5,405,000. Net gains amounted to $5,000 for the year ended September 30, 2007. This consisted of gross gains of $56,000 and gross losses of $51,000. The tax provisions applicable to these net realized gains amounted to $2,000.

Investments pledged as collateral have an amortized cost of $2.0 million and an estimated fair value of $2.0 million as of September 30, 2008.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable at September 30, 2008 and 2007 consist of the following:

	September 30,
(in thousands)	2008	2007
Single-family residential mortgages	$165,341	$164,522
Single-family rental property loans	41,819	36,245
Commercial real estate loans	127,596	119,598
Construction loans	24,967	42,284
Commercial loans unsecured	329	336
Commercial lease loans	4,612	4,574
Commercial lines of credit	8,328	12,982
Automobile loans	15,490	30,490
Home equity lines of credit	17,914	16,960
Other consumer loans	2,124	2,713

	408,520	430,704
Add – purchase accounting premiums, net	158	285
Less – undisbursed portion of loans in process	(4,595)	(9,846)
– unearned interest	(534)	(1,633)
– deferred loan origination fees and costs	(408)	(558)
– allowance for loans losses	(2,672)	(2,650)

	$400,469	$416,302

The following is a summary of the allowance for loan losses:

	Years Ended September 30,
(in thousands)	2008	2007	2006
Balance – beginning of year	$2,650	$2,679	$2,746
Provision for losses on loans	360	117	194
Charge-offs	(603)	(364)	(578)
Recoveries	265	218	317

Balance – end of year	$2,672	$2,650	$2,679

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

A significant portion of the Bank’s loans receivable include, mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 80% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for multifamily residential, commercial and construction loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - continued

Automobile loans are secured by vehicles and home equity loans are secured by subordinated liens on real estate properties. Repayments of automobile loans and home equity loans are expected primarily from the cash flows of the borrowers.

Non-accrual loans totaled approximately $835,000, $2.3 million, and $2.5 million, at September 30, 2008, 2007 and 2006, respectively. As of September 30, 2008, $341,000 of loan loss allowances were allocated to all loans classified as impaired. At September 20, 2007, $257,000 of loan loss allowances were allocated to all loans classified as impaired. The Bank was not committed to fund additional amounts on these loans.

Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended September 30, are summarized below:

(in thousands)	Years Ended September 30,
	2008	2007	2006
Interest income that would have been recognized	$75	$192	$152
Interest income recognized	50	18	139

Interest income not recognized	$25	$174	$13

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

(in thousands)	Years Ended September 30,
	2008	2007
Beginning balance	$468	$1,000
New loans	15	189
Loan repayments	(48)	(358)
Change in related party classification	(83)	(363)

Ending balance	$352	$468

The Bank services loans for others. The amount of such loans serviced at September 30, 2008 and 2007 was $ 47,323,000, and $60,750,000 respectively. At September 30, 2008 and 2007, the Bank had no loans sold with recourse. Custodial escrow balances maintained in connection with the foregoing loan servicings were approximately $350,000 and $381,000 at September 30, 2008 and 2007, respectively.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Whose Contract Amounts Represents Credit Risk	Contract Amount at September 30,
(in thousands)	2008	2007
Standby letters of credit	$920	$1,010
Commercial lines of credit	8,328	12,982
Home equity lines of credit	17,914	16,960
Loan commitments, fixed rates	1,085	5,511
Loan commitments, variable rates	640	3,324

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

Rates on mortgage loan commitments for fixed rate loans ranged from 6.625% to 6.75% and 6.0% to 6.5% at September 30, 2008 and 2007, respectively. There were no mortgage loan commitments for variable rate loans at September 30, 2008 and 2007. Rates on home equity loan commitments for fixed rate loans ranged from 6.75% to 6.75% and 6.72% to 6.74% at September 30, 2008 and 2007, respectively. Rates on home equity loan commitments for variable rate loans were at a prime minus 1/2%.

Rates on commercial loan commitments for fixed rate loans ranged from 6.75% to 9.50% at September 30, 2008. There were no loan commitments for variable rate loans. Rates on commercial loan commitments for fixed rate loans ranged from 6.75% to 11.00% at September 30, 2007. Rates on commercial loan commitments for variable rate loans ranged from 1.0% over prime to 1.5% over prime at September 30, 2007.

No amount was recognized in the statement of financial condition at September 30, 2008 and 2007, as liability for credit loss nor was any liability recognized for fees received for standby letters of credit.

The Bank grants loans to customers, substantially all of whom are residents of the Metropolitan Baltimore and Harford County areas.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgage Backed Securities

The amortized cost and estimated fair values of mortgage backed securities are as follows as of September 30, 2008 and 2007:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:

September 30, 2008
GNMA certificates	$3,805	$172	$—	$3,977
Collaterized mortgage obligations	25,143	—	(3,976)	21,167
FNMA certificates	44,389	171	(276)	44,284
FHLMC participating certificates	20,632	75	(179)	20,528

	$93,969	$418	$(4,431)	$89,956

September 30, 2007
GNMA certificates	$3,906	$122	$—	$4,028
Collaterized mortgage obligations	27,591	—	(296)	27,295
FNMA certificates	51,009	35	(666)	50,378
FHLMC participating certificates	23,574	69	(345)	23,298

	$106,080	$226	$(1,307)	$104,999

There were no sales of available for sale mortgage backed securities during the year ended September 30, 2008.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgage Backed Securities-continued

Below are schedules of both investment securities and mortgage backed securities with unrealized losses as of September 30, 2008 and the length of time the individual security has been in a continuous unrealized loss position. Most of these losses relate to the Company’s $25.1 million in collateralized mortgage obligation securities portfolio. The Company has the ability and the intent to hold these securities to maturity and, to date, the securities have performed in accordance with their terms. If in the future it is determined that declines in market values with respect to these or any other securities are other than temporary, the Company would be required to recognize losses in its Consolidated Statement of Operations.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$994	$(6)	$—	$—	$994	$(6)

Mortgage-backed securities	27,192	(245)	8,973	(210)	36,165	(455)
Collateralized mortgage obligations	18,688	(2,778)	2,478	(1,198)	21,166	(3,976)

Sub-Total MBS and CMO’s	45,888	(3,023)	11,451	(1,408)	57,331	(4,431)

Total temporarily impaired securities	$46,874	$(3,029)	$11,451	$(1,408)	$58,325	$(4,437)

At September 30, 2008 the Company has twenty-three securities in an unrealized loss position.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment at September 30, 2008 and 2007 are summarized by major classification as follows:

	September 30,
(in thousands)	2008	2007	Life
Office Building	$9,080	$9,052	50 Years
Leasehold improvements	1,224	1,176	7-31 Years
Furniture, fixtures and equipment	8,577	8,332	10 Years

	18,881	18,560
Accumulated depreciation	(9,119)	(8,106)

	$9,762	$10,454

The Bank has entered into long-term leases for the land on which the main office and branches are located. Rental expense under long-term leases for property for the years ended September 30, 2008, 2007 and 2006 was $1.3 million, $1.2 million and $1.2 million, respectively. At September 30, 2008, minimum rental commitments under noncancellable leases are as follows:

Years Ended September 30,	Amount
(in thousands)
2009	1,234
2010	1,260
2011	1,172
2012	1,040
2013	1,857
After 2013	6,288

$12,851

Note 6 – Deposits

Deposits are summarized as follows at September 30, 2008 and 2007:

	2008		2007
(dollars in thousands)	Amount	%	Amount	%
Type of Account
NOW	$30,229	6.24%	$34,454	6.17%
Non-interest bearing NOW	25,498	5.26	30,880	5.53
Money market	32,849	6.78	18,339	3.28
Savings	76,784	15.84	81,632	14.62
Certificates	319,390	65.87	393,104	70.39

	484,750	99.99	558,409	99.99
Accrued interest payable	41.01		48.01

	$484,791	100.00%	$558,457	100.00%

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Deposits - continued

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $91,200,180 and $119,565,951 at September 30, 2008 and 2007, respectively. The Bank has approximately $2.0 million in securities pledged as collateral for deposits held by Maryland government entities.

At September 30, 2008, scheduled maturities of certificates of deposit are as follows:

(in thousands)
2009	214,445
2010	66,888
2011	17,070
2012	14,557
2013	6,430

$319,390

Interest expense on deposits for the years ended September 30, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
(in thousands)
NOW	$106	$98	$98
Money market	772	581	482
Passbook savings	585	699	1,020
Certificates	15,517	19,027	16,779

	$16,980	$20,405	$18,379

Note 7 - Federal Home Loan Bank of Atlanta Advances

The Bank has the following outstanding Federal Home Loan Bank advances as of September 30:

	2008		2007
(dollars in thousands)	Rate	Total	Rate	Total
Due
2008		—	4.34%	10,000
2009	4.44%	10,000	4.44%	10,000

Total		$10,000		$20,000

The Bank has fixed rate advances totaling $10,000,000 with a rate of 4.44% as of September 30, 2008. The Bank has no variable rate advances.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Federal Home Loan Bank of Atlanta Advances- continued

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta equal to 25% of total assets. This line is secured by a blanket floating lien on eligible 1-4 family residential loans. At September 30, 2008, the Bank had an available unused line of credit of $137.8 million. The line of credit requires no compensating balances.

Note 8 - Junior Subordinated Debentures

In June, 2002, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate and resets quarterly. The rate was 6.44% and 9.01% at September 30, 2008 and 2007 respectively. The debentures are the sole asset of BCSB Bancorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest. The Company used a portion of the net proceeds that it retained from the recently completed stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September, 2003, the Company issued $10,310,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust II (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate and resets quarterly. The rate was 5.79% and 8.65% at September 30, 2008 and 2007 respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The Preferred securities are redeemable by the Company on or after October 7, 2008 or under certain conditions in whole but not in part at any time at a redemption price equal to 103% of the principal amount plus any accrued interest.

Note 9 - Pension Plan

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to a maximum of $15,500 for 2008. The Bank was obligated to contribute 100% of the employee’s contribution, not to exceed 4% of the employee’s annual salary. The 4% contribution was discontinued in April 2006. During the fiscal year ended September 30, 2008 the Bank reinstated the 401(k) match, not to exceed 1 1/2% of the employees contribution. All employees who have completed one year of service with the Bank are eligible to participate. The Bank’s contribution to this plan amounted to $13,000, $0, and $75,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

Note 10 - Directors Retirement Plan

The Company’s retirement plan allows directors to defer directors’ fees into a phantom investment vehicle which allows them to get a return based upon the mutual fund market.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Employee Stock Ownership Plan

During fiscal year 2008 the Bank modified its Employee Stock Ownership Plan (“ESOP”). On April 10, 2008 the ESOP acquired 122,197 shares of the Company’s common stock in connection with the Bank’s Reorganization to a stock holding company form of organization. In 1998 the Bank acquired 182,930 shares to establish the ESOP. The ESOP holds the common stock in a trust for allocation among participating employees, in trust or allocated to the participants’ accounts and an annual contribution from the Bank to the ESOP and earnings thereon.

All employees of the Bank who attain the age of 18 and complete one year of service with the Bank will be eligible to participate in the ESOP. Participants must be employed at least 500 hours in a plan year in order to receive an allocation. Each participant’s vested interest under the ESOP is determined according to the following schedule: 0% for less than 1 years of service with the Company or the Bank, 20% for 1 years of service, 40% for 2 years of service, 60% for 3 years of service, 80% for 4 years of service, and 100% for 5 years of service. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service (whether before or after the ESOP’s January 1, 2008 effective date). Vesting accelerates to 100% upon a participant’s attainment of age 65, death or disability.

The ESOP will be funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends on allocated shares are recorded as a reduction of retained earnings and dividends on unallocated shares are recorded as a reduction of the debt service. The compensation costs for the year ended September 30, 2008, was $44,000.

The ESOP shares were as follows as of September 30:

	2008	2007
Shares released and allocated	95,550	91,477
Unearned shares	122,941	4,817
	218,491	92,294

Fair value of unearned shares	$1,235,545	75,496

All shares have been adjusted to reflect the 0.5264 conversion ratio.

Note 12 - Management Recognition Plan

On July 15, 1999, the Bank established a Management Recognition Plan (“MRP”) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 48,147 shares of stock, which will be held in a separate trust that manages the MRP. The Bank funded the MRP by purchasing the shares of common stock in the open market. The Bank initially awarded an aggregate of 24,004 shares of common stock. During the year ended September 30, 2002 the Bank awarded an additional 13,950 shares. During the year ended September 30, 2007 the Bank awarded an additional 5,527 shares. During the year ended September 30, 2008 the board awarded and additional 4,666 shares. Shares awarded to the participants in the MRP vest at a rate of 25% per year on each anniversary of the effective date of the MRP award. As of September 30, 2008 and 2007, 39,203 shares have vested. If a participant terminates employment for reasons other than death, disability, change in control or retirement, he or she forfeits all rights to unvested shares. Compensation expense in the amount of the fair market value

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the common stock at the date of the grant is recognized on a pro-rata basis over the years during which the shares are earned. Compensation expense of $38,000, $9,000, and $28,000 was recognized for the MRP for the years ended September 30, 2008, 2007 and 2006, respectively.

Note 13 - Stock Option Plan

The Company has a Stock Option Plan (the “Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2008. No options were granted during the years ended September 30, 2007, 2005. Option expense was $62,000, 25,500, and 27,400 for the years ended September 30, 2008, 2007 and 2006 respectively

The following table summarizes the status of and changes in the Company’s stock option plan during the past three years.

At September 30, 2008 there were 12,239 shares under option with an exercise price of $15.19 and a weighted average contractual life of 1.0 years and 35,927 shares with an exercise price of $21.60 and a weighted average contractual life of 4.0 years. The total exercisable shares of 50,271 have a weighted average contractual life of 3.3 years, and an aggregate intrinsic value of $0.

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2005	60,668	$19.52
Options exercised	(922)	19.77
Granted	—	—

Outstanding at September 30, 2006	59,746	$19.56

Options exercised	(8,422)	15.99
Options expired	(3,158)	21.59
Granted	15,792	24.94

Outstanding at September 30, 2007	63,958	$21.20

Options exercised	—
Options expired	—
Granted	22,193	11.60

Outstanding at September 30, 2008	86,151	18.99

Exercisable at September 30, 2008	50,271	$20.38

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the year ended September 30, 2008.

	2008	2007
Dividend Yield	0%	0%
Expected volatility	29.42	26.65
Risk-free interest rate	3.15%	4.64%
Expected lives	10.0 years	10.0 years

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) and risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2008, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital - continued

The following table presents the Bank’s capital position based on the September 30 financial statements and the current capital requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
September 30, 2008
Tangible (1)	$58,343	10.39%	$8,426	1.5%	$	N/A	N/A	%
Tier I capital (2)	58,343	16.14	N/A	N/A		21,685	6.0
Core (1)	58,343	10.39	22,470	4.0		28,088	5.0
Risk-weighted (2)	60,688	16.79	28,913	8.0		36,141	10.0

September 30, 2007
Tangible (1)	$47,100	7.44%	$9,500	1.5%	$	N/A	N/A	%
Tier I capital (2)	47,100	12.16	N/A	N/A		23,249	6.0
Core (1)	47,100	7.44	25,334	4.0		31,668	5.0
Risk-weighted (2)	49,413	12.75	30,999	8.0		38,749	10.0

(1)	To adjusted total assets
(2)	To risk-weighted assets

The following table provides a reconciliation of total equity per the consolidated financial statements to capital amounts reflected in the above table:

	September 30,
	2008	2007
	(dollars in thousands)
Total equity	$49,755	$34,592
Adjustment for accumulated other comprehensive loss	2,467	682
Adjustment for intangible assets	(2,431)	(2,477)
Adjustment for disallowed deferred tax assets	(453)	(2,057)
Adjustment for parent company equity	9,005	16,360

Tangible, Tier 1 and Core Capital	58,343	47,100
Allowance for loan losses	2,345	2,313

Total risk-based capital	$60,688	$49,413

The OTS has adopted an interest rate risk component of regulatory capital requirements effective January 1, 1994. The rule requires additional capital to be maintained if the Bank’s interest rate risk exposure, measured by the decline in the market value of the Bank’s net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of September 30, 2008, the Bank is not subject to the interest rate risk requirement.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital - continued

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Income Taxes

The income tax provision consists of the following for the years ended September 30, 2008, 2007 and 2006:

	2008	2007	2006
	(dollars in thousands)
Current (benefit)	$(723)	$(744)	$(4,015)
Deferred expense (benefit)	1,058	(1,001)	(34)

Total tax expense (benefit)	$335	$(1,745)	$(4,049)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2008 and 2007 are as follows:

	2008	2007
Deferred Tax Assets:

ESOP and MRP	$48	$93
Deferred compensation	910	869
Allowance for loan losses	1,065	1,023
Allowance for uncollected interest	14	2
Net operating loss carry forward	4,805	5,154
Unrealized holding losses on securities	1,602	429

Total gross deferred tax assets	8,444	7,570
Deferred Tax Liabilities:
Federal Home Loan Bank of Atlanta stock dividends	(216)	(209)
Depreciation	(690)	(745)
Market value change in Rabbi Trust assets	(46)	(44)
Purchase accounting premiums, net	(63)	(110)

Total gross deferred tax liabilities	(1,015)	(1,108)

Net Deferred Tax Assets	$7,429	$6,462

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Income Taxes - continued

The amount computed by applying the statutory federal income tax rate to income before taxes is greater than the taxes provided for the following reasons:

	For the Years Ended September 30,
	2008		2007		2006
(dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax rate	$418	(34.00)%	$(1,586)	(34.00)%	$(3,890)	(34.00)%
Changes Resulting From
Income from life insurance	(163)	(3.87)	(181)	(3.87)	(183)	(1.60)
Other	80.47		22.47		24.21

	$335	(37.40)%	$(1,745)	(37.40)%	$(4,049)	(35.39)%

The Company and its subsidiaries file a consolidated income tax return on a fiscal year basis. The returns have been audited by the Internal Revenue Service through the year ended September 30, 1994.

As of September 30, 2008, the Company had net operating loss carryforwards of approximately $12.5 million which begin to expire in 2026. As a result of the stock offering and conversion that occurred in April 2008, the net operating loss carryforwards are subject to annual limits under IRC Section 382 of $1.6 million. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. Their realization is dependent on future taxable income.

Qualified thrift lenders such as the Bank are not required to provide a deferred tax liability for bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserves for the Bank amounted to approximately $6.2 million with an income tax effect of approximately $2.4 million at September 30, 2008. This bad debt reserve would become taxable if certain conditions are met by the Bank.

Note 16 - Related Party Transactions

Director Michael J. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that the Bank leases for a branch office site. The Bank paid $75,000, $70,000 and $65,000 in rent to Colgate Investments, LLC during the years ended September 30, 2008, 2007 and 2006, respectively, and expects to pay $65,000 during the year ended September 30, 2009. We believe that there are no preferential terms granted in this transaction and that the terms are similar to other third-party transactions. The remaining 80% of Colgate Investments, LLC is owned by Mr. Klein’s siblings.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Disclosures About Fair Value of Financial Instruments

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

The carrying amount is a reasonable estimate of fair value for cash, federal funds and interest-bearing deposits in other banks. Fair value is based on bid prices and pricing models received from third party pricing services for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. Trust Preferred Securities are considered to be at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities. The fair value of Federal Home Loan Bank advances is estimated using rates currently offered on advances of similar remaining maturities. The carrying amounts of accrued interest receivable, accrued interest payable, and mortgage servicing rights approximate fair value. Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Disclosures About Fair Value of Financial Instruments - continued

The estimated fair values of the Bank’s financial instruments are as follows:

	September 30, 2008		September 30, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$8,305	$8,305	$9,468	$9,468
Interest bearing deposits in other banks	5,741	5,741	17,121	17,121
Federal funds sold	20,937	20,937	49,427	49,427
Interest bearing time deposits	100	100	100	100
Investment securities – available for sale	994	994	3,970	3,970

Loans Receivable
Mortgage loans	383,459	385,515	384,426	379,784
Share loans	758	758	1,230	1,230
Consumer loans	16,252	16,475	30,646	31,137
Mortgage backed securities – available for sale	89,956	89,956	104,999	104,999
Federal Home Loan Bank of Atlanta stock	1,559	1,559	2,270	2,270
Accrued interest receivable	2,811	2,811	2,416	2,416
Mortgage servicing rights	379	379	473	473

Financial Liabilities
Deposits	$484,791	$485,306	$558,457	$558,751
Federal Home Loan Bank of Atlanta advances	10,000	9,991	20,000	19,947
Junior Subordinated Debt	17,011	17,011	23,197	23,197
Accrued interest payable	41	41	48	48

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Condensed Financial Information (Parent Company Only)

Information as to the financial condition of BCSB Bancorp, Inc. as of September 30, 2008, and 2007 and the results of operations and cash flows for the years ended September 30, 2008, 2007, and 2006 are summarized below.

Statements of Financial Condition

	September 30,
	2008	2007
	(in thousands)
Assets
Cash	$52	$—
Interest bearing deposits in other banks	3,476	2,116
Investment securities – available for sale	—	1,000
Investment securities – held to maturity	—	—
Employee stock ownership plan loan	1,222	182
Accrued interest receivable	31	26
Investment in subsidiaries	58,172	50,504
Prepaid and deferred income taxes	2,882	2,307
Other assets	8	1,026

Total assets	$65,843	$57,161

Liabilities and Stockholders’ Equity

Liabilities
Junior subordinated debentures	$17,011	$23,197
Other liabilities	178	518

	17,189	23,715

Total stockholders’ equity	48,654	33,446

Total liabilities and stockholders’ equity	$65,843	$57,161

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Condensed Financial Information (Parent Company Only) - continued

	Years Ended September 30,
	2008	2007	2006
	(in thousands)
Statements of operations
Interest and fees on loans	$35	$18	$27
Interest and dividends on investment securities	85	222	367
Other interest income	58	62	17

Total interest income	178	302	411
Interest on borrowings	1,581	2,055	1,921

Net interest (expense)	(1,403)	(1,753)	(1,510)

Other income	—	(117)	(46)

Non interest expense
Professional fees	157	280	102
Other expenses	135	208	215

Total non-interest expense	292	488	317

Loss before tax benefit	(1,695)	(2,358)	(1,873)

Income tax benefit	(576)	(802)	(637)

Loss before equity in net (loss) income of subsidiary	(1,119)	(1,556)	(1,236)
Equity in net income (loss) of subsidiary	2,013	(1,365)	(6,157)

Net income (loss)	$894	$(2,921)	$(7,393)

	Years Ended September 30,
	2008	2007	2006
	(in thousands)
Statements of Cash Flows

Net income (loss)	$894	$(2,921)	$(7,393)
Adjustments to reconcile net income to net cash used by operating activities
Accretion of discount on investments	1	(4)	—
Loss on sale of investments	—	117	46
Equity in net (income) loss of subsidiary	(2,013)	1,365	6,157
(Increase) decrease in accrued interest receivable	(5)	13	(12)
(Increase) decrease in prepaid taxes	(575)	(2,307)	51
(Increase) decrease in receivable from subsidiary	(1,040)	182	183
Decrease (increase) in other assets	1,017	(295)	154
(Decrease) increase in other liabilities	(340)	40	44
Noncash compensation under stock-based benefit plan	21	—	52

Net cash used by operating activities	(2,040)	(3,810)	(718)

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Condensed Financial Information (Parent Company Only) - Continued

	Years Ended September 30,
	2008	2007	2006
	(in thousands)
Cash Flows from Investing Activities
Proceeds from maturities of investment securities – held to maturity	$1,000	$500	$500
Proceeds from sale of investment securities – available for sale	—	3,345	2,376
Purchase of investment securities – available for sale	—	(80)	(257)

Net cash provided by investing activities	1,000	3,765	2,619

Cash Flows from Financing Activities
Treasury Stock repurchase	—	—	(2)
Additional investment in Subsidiary	(8,500)
Redemption of trust preferred securities	(6,186)
Net proceeds from stock offering	17,138
Exercised options	—	134	15
Dividends paid	—	—	(1,059)

Net cash provided (used) by financing activities	2,452	134	(1,046)

Increase in cash and cash equivalents	1,412	89	855
Cash and cash equivalents at beginning of period	2,116	2,027	1,172

Cash and cash equivalents at end of period	$3,528	$2,116	$2,027

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Quarterly Financial Date (Unaudited)

Summarized unaudited quarterly financial data for the year ended September 30, 2008 is as follows:

Operating Summary:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$9,262	$8,602	$8,254	$8,019
Interest Expense	5,600	5,239	4,565	3,925

Net Interest Income	3,662	3,363	3,689	4,094
Provision for Loan Losses	—	—	—	360

Net Interest Income after provision for loan losses	3,662	3,363	3,689	3,734
Other Income	465	429	540	613
Other Expenses	4,097	3,726	3,810	3,633

Income (loss) before income tax expense (benefit)	30	66	419	714
Income taxes expense (benefit)	(63)	11	134	253

Net Income (loss)	$93	$55	$285	$461

Per share date:
Basic and diluted earnings per share	$.03	$.02	$.09	$.16

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Quarterly Financial Date (Unaudited) - Continued

Summarized unaudited quarterly financial data for the year ended September 30, 2007 is as follows:

Operating Summary:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$10,230	$9,975	$9,655	$9,252
Interest Expense	7,139	6,877	5,869	5,632

Net Interest Income	3,091	3,098	3,786	3,620
Provision for Loan Losses	55	62	—	—

Net Interest Income after provision for loan losses	3,036	3,036	3,786	3,620
Other Income	382	(7,022)	808	497
Other Expenses	3,829	588	3,747	4,645

Income ( loss) before income tax benefit	(411)	(4,574)	847	(528)
Tax benefit	(178)	(1,593)	247	(221)

Net Income (loss)	$(233)	$(2,981)	$600	$(307)

Per share date:
Basic and diluted earnings per share	$(.08)	$(.96)	$.20	$(.11)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCSB BANCORP, INC.
December 29, 2008

	By:	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Bouffard	December 29, 2008
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Anthony R. Cole	December 29, 2008
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Henry V. Kahl	December 29, 2008
Henry V. Kahl
Chairman of the Board

/s/ H. Adrian Cox	December 29, 2008
H. Adrian Cox
Vice Chairman of the Board

/s/ William J, Kappauf, Jr.	December 29, 2008
William J. Kappauf, Jr.
Director

/s/ William M. Loughran	December 29, 2008
William M. Loughran
Director

/s/ John J. Panzer, Jr.	December 29, 2008
John J. Panzer, Jr.
Director

/s/ Michael J. Klein	December 29, 2008
Michael J. Klein
Director

/s/ Ernest A. Moretti	December 29, 2008
Ernest A. Moretti
Director