Form 10-Q
period 2008-12-31
BCSB Bancorp Inc.
filed 2009-02-06
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

As of January 21, 2009 the issuer had 3,121,076 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2008	September 30, 2008
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$6,382	$8,305
Interest-bearing deposits in other banks	6,354	5,741
Federal funds sold	35,970	20,937

Cash and cash equivalents	48,706	34,983

Interest bearing time deposits	100	100
Investment securities, available for sale	991	994
Loans receivable, net	395,792	400,469
Mortgage-backed securities, available for sale	95,946	89,956
Foreclosed real estate and repossessed assets	10	1,244
Premises and equipment, net	9,517	9,762
Federal Home Loan Bank of Atlanta stock, at cost	1,559	1,559
Bank owned life insurance	14,452	14,389
Goodwill and other intangible assets	2,422	2,431
Accrued interest and other assets	12,169	11,195

Total assets	$581,664	$567,082

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$28,984	$25,498
Interest-bearing	458,271	459,293

Total deposits	487,255	484,791
Short Term Advances from the Federal Home Loan Bank of Atlanta	10,000	10,000
Junior Subordinated Debentures	17,011	17,011
Accounts payable trade date securities	2,029	—
Other liabilities	5,967	5,525

Total liabilities	522,262	517,327

Commitments and contingencies
Stockholders’ Equity
Preferred stock (par value $.01 – 5,000,000 authorized, 10,800 and 0 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively)	—	—
Common stock (par value $.01 – 50,000,000 authorized, 3,121,076 issued and outstanding at December 31, 2008 and September 30, 2008, respectively)	31	31
Additional paid-in capital	50,136	38,839
Obligation under Rabbi Trust	1,090	1,100
Retained earnings (substantially restricted)	14,723	14,484
Accumulated other comprehensive loss (net of taxes)	(3,894)	(2,467)
Discount on preferred stock	(481)	—
Employee Stock Ownership Plan	(1,161)	(1,181)
Stock held by Rabbi Trust	(1,042)	(1,051)

Total stockholders’ equity	59,402	49,755

Total liabilities and stockholders’ equity	$581,664	$567,082

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2008	2007
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$6,287	$6,912
Interest on mortgage backed securities	1,288	1,460
Interest and dividends on investment securities	17	81
Other interest income	82	809

Total interest income	7,674	9,262

Interest Expense
Interest on deposits	3,509	4,860
Interest on FHLB borrowings – short term	113	113
Interest on FHLB borrowings – long term	—	116
Other interest expense – debentures	345	511

Total interest expense	3,967	5,600

Net interest income	3,707	3,662
Provision for losses on loans	150	—

Net interest income after provision for losses on loans	3,557	3,662

Other Income
Gain (loss) on sale of repossessed assets	172	(38)
Mortgage banking operations	13	12
Fees on transaction accounts	293	254
Income from bank owned life insurance	36	135
Miscellaneous income	89	102

Other income, net	603	465

Non-Interest Expenses
Salaries and related expense	1,789	2,202
Occupancy expense	578	561
Data processing expense	413	364
Property and equipment expense	232	287
Professional fees	240	92
Advertising	95	150
Telephone, postage and office supplies	90	119
Other expenses	310	322

Total non-interest expenses	3,747	4,097

Income before tax provision (benefit)	413	30
Income tax provision (benefit)	173	(63)

Net Income	$240	$93

Net Income Per Share of Common Stock:
Basic and diluted income per share of common stock	$.08	$.03

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,
	2008	2007
	(in thousands)
Net Income	$240	$93
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains on Available-for-sale portfolios, net of tax $(898) and $632	(1,427)	957

Comprehensive (Loss) Income	$(1,187)	$1,050

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2008	2007
	(dollars in thousands)
Operating Activities
Net income	$240	$93
Adjustments to reconcile net income to
Operating Activities
Amortization of deferred loan fees and cost, net	(74)	(38)
Non-cash compensation under stock-based benefit plan	45	45
Provision for losses on loans	150	—
Amortization of purchase premiums and discounts, net	59	49
Provision for depreciation	253	260
(Gains) Loss on sale of repossessed assets	(172)	38
Increase in cash surrender value of bank owned life insurance	(36)	(135)
Increase in accrued interest and other assets	(76)	(710)
Increase (decrease) in other liabilities	499	(1,220)
(Decrease) increase in obligation under Rabbi Trust	(10)	3

Net cash provided (used) by operating activities	878	(1,615)

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(27)	(28)
Proceeds from maturities of investment securities – available for sale	—	1,000
Net decrease in loans	4,512	4,134
Purchase of mortgage-backed securities – available for sale	(10,162)	—
Principal collected on mortgage-backed securities	1,827	2,003
Proceeds from sales of foreclosed real estate	1,455	—
Proceeds from sales of repossessed assets	12	50
Increase in accounts payable trade date securities	2,029	—
Investment in premises and equipment	(8)	(106)

Net cash (used) provided by investing activities	(362)	7,053

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Three Months Ended December 31,
	2008	2007
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$2,324	$(19,764)
Net increase in advances by borrowers for taxes and insurance	83	26
Net proceeds from preferred stock offering (Troubled Asset Relief Program “TARP”)	10,800	—

Net cash provided (used) by financing activities	13,207	(19,738)

Increase (decrease) in cash equivalents	13,723	(14,300)
Cash and cash equivalents at beginning of period	34,983	76,016

Cash and cash equivalents at end of period	$48,706	$61,716

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$3,892	$5,435

Income taxes	$20	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1	—	Principles of Consolidation

BCSB Bancorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and its subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Its operations are not material to the consolidated financial statements.

Note 2	—	Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2008 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2009. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Note 3	—	Organization

The Company is a Maryland corporation which was recently organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008, discussed further below. The Bank operates as a federally chartered stock savings association. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). The maximum insurance limit is scheduled to revert to $100,000 after December 31, 2009. The Bank’s non-interest earning demand deposit accounts currently have unlimited FDIC insurance.

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

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and were replaced by BCSB Bancorp, Inc., which was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.8 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for .5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. A total of 3,121,076 shares were outstanding as of the closing of the second-step conversion on April 10, 2008.

Note 4	—	Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5	—	Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the three month periods ended December 31, 2008 and 2007 are as follows:

	For the Three Months Ended December 31,
	2008			2007
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$240	2,900	$.08	$93	3,110	$.03
Less preferred dividend	(11)

Income available to common shareholders	229	2,900.08		93	3,110.03
Diluted EPS
Effect of dilutive shares	—	9	—	—	—	—

Income available to common shareholders plus assumed conversions	$229	2,909	$.08	$93	3,110	$.03

Weighted-average shares outstanding for the three month period ended December 31, 2007 have been adjusted by the exchange rate of .5264 as a result of the second-step conversion that occurred on April 10, 2008.

Options to purchase 86,151 and 50,271 shares were outstanding at December 31, 2008 and December 31, 2007, respectively were not included in the computation of diluted EPS because the effect of including such options would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6	—	Preferred Stock

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A preferred stock only if it has received aggregate gross proceeds of not less than $2,700,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A preferred stock requires prior regulatory approval.

The warrant is exercisable at $8.83 per share at any time on or before December 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur.

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrant will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the shares of common stock underlying the warrant prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $10,800,000 from one or more qualified equity offerings and (b) December 31, 2009.

Note 7	—	Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2008.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible capital (1)	$64,379	11.17%	$8,643	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	64,379	17.83	N/A	N/A	(3)		21,663	6.00
Core capital (1)	64,379	11.17	23,048	4.00			28,810	5.00
Risk-based capital (2)	66,885	18.52	28,884	8.00			36,105	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets
(3)	Not applicable

Note 8	—	Stock Option Plans

The Company has a stock option plan (the “Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002, and 15.792 options granted during the year ended September 30, 2007 and 22,193 during the year ended September 31, 2008.

At December 31, 2008 there were 12,239 shares under option with an exercise price of $15.19 and a weighted average remaining life of .75 years, 35,927 shares with an exercise price of $21.60 and a weighted average remaining life of 3.5 years, 10,528 shares with an exercise price of $28.44 and a weighted average remaining life of 8.0 years, 5,264 shares with an exercise price of $17.95 and a weighted average life of 9.0 years and 22,193 shares with an exercise price of $11.61 and a weighted average life of 9.25 years. The total exercisable shares of 50,271 have a weighted average remaining life of 3.00 years, and an aggregate intrinsic value of $0.

In connection with the second-step conversion completed in April 10, 2008 all outstanding options and shares were adjusted based upon the .5264 exchange ratio. The number of shares subject to options and the exercises prices set forth in Note 7 were adjusted to reflect the proportional change in values that resulted from the exchange.

The following table presents the activity related to options under all plans for the three months ended December 31, 2008.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	86,151	$18.99
Options exercised
Granted	—	—

Outstanding at December 31, 2008	86,151	$18.99

Exercisable at December 31, 2008	50,271	$20.38

There were no options granted during the three months ended December 31, 2008 and 5,264 were granted during the three months ended December 31, 2007. The fair values of our options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended December 31, 2007.

	2007
Dividend Yield	$
Expected volatility		26.65
Risk-free interest rate		4.64
Expected lives		10.00 years

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9	—	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 157, “Fair Value Measurements”. SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. While the Statement applies under other accounting pronouncements that require or permit fair value measurements, it does not require any new fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. In addition, the Statement establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Lastly, SFAS No. 157 requires additional disclosures for each interim and annual period separately for each major category of assets and liabilities. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 for financial assets and liabilities and November 15, 2008 for non-financial assets and liabilities,and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of SAB 109 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141, Revised 2007 (SFAS 141R), “Business Combinations”. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the implementation of SFAS 160 to have a material impact on our consolidated financial statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,an Amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We have not yet determined the effect that the application of SFAS No. 161 will have on the disclosures to our consolidated financial statements.

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

On October 10, 2008, the FASB issued Staff Position (“FSP”) No. 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective immediately upon issuance, and includes prior period for which financial statements have not been issued. We applied the guidance contained in FSP 157-3 in determining fair values at September 30, 2008 and subsequent periods, although it did not have a material impact on our financial condition, results of operations, or liquidity.

Note 10	—	Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $921,000 of standby letters of credit as of December 31, 2008. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2008 for guarantees under standby letters of credit issued is not considered to be material.

Note 11	—	Fair Value Measurements

Effective October 1, 2008, the Company adopted SFAS No. 157 – “Fair Value Measurements” (“SFAS No. 157”). This statement defined the concept of fair value, established a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Under FASB Staff Position No. 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Company has partially adopted the provisions of SFAS No. 157. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Company’s financial position or results of operations.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11	—	Fair Value Measurements-continued

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Each financial instrument’s level assignment with the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for the particular category.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

Securities Available for Sale

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments measured at fair value on the recurring basis as of December 31, 2008 on the Consolidated Statement of Financial Condition utilizing the SFAS No. 157 hierarchy discussed above.

	At December 31, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$96,937	$—	$96,937	$—

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis, but are subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write downs. The write-downs for the Company’s more significant assets or liabilities measured on a non-recurring basis are based on the lower of amortized cost or estimated fair value.

Impaired Loans

The Company considers loans to be impaired when it becomes probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan, or the fair value of the underlying collateral asset.

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. There were $10,000 in repossessed assets which is the fair market value of repossessed automobiles.

Impaired loans are classified as Level 3 within the valuation hierarchy.

	At December 31, 2008
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$1,264	$—	$—	$1,264

($ in thousands)	Impaired Loans
Balance at September 30, 2008	$835
Total net gains for the year	—
Net transfers in/(out) Level 3	429

Balance at December 31, 2008	$1,264

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$172

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, F.S.B. (the “Bank”). The Company’s primary asset is its investment in the Bank. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this Quarterly Report on Form 10-Q, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At December 31, 2008, the Company had total assets of $581.7 million, total deposits of $487.3 million and stockholders’ equity of $59.4 million.

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

Management accounts for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond management’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

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

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

During the three months ended December 31, 2008, assets increased by $14.6 million, or 2.6% from $567.1 million at September 30, 2008 to $581.7 million at December 31, 2008. Our cash and cash equivalents increased $13.7 million, or 39.2% from $35.0 million at September 30, 2008 to $48.7 million at December 31, 2008 primarily due to proceeds received from participation in TARP previously discussed. Net loans receivable decreased $4.7 million, or 1.2%, from $400.5 million at September 30, 2008 to $395.8 million at December 31, 2008. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. We have ceased our indirect auto lending program. The indirect loan portfolio, which was $7.6 million at December 31, 2008, is expected to decline over time as the loans are paid down. Mortgage-backed securities available for sale increased by $6.0 million, or 6.7%, from $89.9 million at September 30, 2008 to $95.9 million at December 31, 2008 resulting from securities purchased during the period. At December 31, 2008, all mortgage-backed securities were classified as available for sale for liquidity purposes. Net premises and equipment decreased $245,000, or 2.5%, from $9.8 million at September 30, 2008 to $9.5 million at December 31, 2008. The cash surrender value on the Bank Owned Life Insurance increased $63,000, or .44% from $14.4 million at September 30, 2008 to $14.5 million at December 31, 2008.

Deposits increased by $2.5 million, or .51%, from $484.8 million at September 30, 2008 to $487.3 million at December 31, 2008. The Bank’s current strategy remains focused on increasing core deposits such as checking and savings accounts. Federal Home Loan Bank of Atlanta short-term advances remained stable at $10.0 million as of December 31, 2008 and September 30, 2008. Advances may be used to fund loan demand when other available liquidity sources do not meet this demand.

Stockholders’ equity increased by $9.6 million, or 19.4%, from $49.8 million at September 30, 2008 to $59.4 million at December 31, 2008. On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Company contributed $5.5 million or approximately 51% of the net proceeds to the Bank in the form of a capital contribution. This was partially offset by an increase in the accumulated other comprehensive loss of $1.4 million from $(2.5) million at September 30, 2008 to $(3.9) million at December 31, 2008.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Prior to February 15, 2012, the Company may redeem shares of Series A preferred stock only if it has received aggregate gross proceeds of not less than $2,700,000 from one or more qualified equity offerings, and the aggregate redemption price may not exceed the net proceeds received by the Company from such offerings. The redemption of the Series A preferred stock requires prior regulatory approval.

The warrant is exercisable at $8.83 per share at any time on or before December 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur.

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrants will be subject to any contractual restrictions on transfer, except that Treasury may not transfer a portion of the warrant with respect to, or exercise the warrant for, more than one-half of the shares of common stock underlying the warrant prior to the earlier of (a) the date on which the Company has received aggregate gross proceeds of not less than $10,800,000 from one or more qualified equity offerings and (b) December 31, 2009.

Our accumulated other comprehensive loss net of taxes was $3.9 million at December 31, 2008, compared to accumulated other comprehensive loss net of taxes of $2.5 million at September 30, 2008. At December 31, 2008, $7.8 million of the investment portfolio’s gross unrealized losses related to three collateralized mortgage obligations with an amortized cost of $20.1 million as of that date. Gross unrealized losses for these same securities were approximately $3.7 million as of September 30, 2008. We have the ability and intent to hold these securities to maturity, and, to date, the securities have performed in accordance with their terms. If in the future we determine that the decline in market values with respect to these or any other securities are other than temporary, we would be required to recognize losses in our Consolidated Statement of Operations with respect to such securities.

Comparison of Operating Results for the Three Months Ended December 31, 2008 and 2007

Net Income. Net income increased by $147,000 from $93,000 for the three months ended December 31, 2007 to $240,000 for the three months ended December 31, 2008. The improvement was primarily due to gain on sale of repossessed assets and reduced non-interest expenses.

Net Interest Income. Net interest income increased by $45,000, or 1.2%, from $3.66 million for the three months ended December 31, 2007 to $3.71 million for the three months ended December 31, 2008. The increase in net interest income primarily was due to a improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 34 basis points from 2.46% for the three months ended December 31, 2007 to 2.80% for the three months ended December 31, 2008.

Interest Income. Interest income decreased by $1.6 million, or 17.1% from $9.3 million for the three months ended December 31, 2007 to $7.7 million for the three months ended December 31, 2008. Interest and fees on loans decreased by $625,000, or 9.0%, from $6.9 million for the three months ended December 31, 2007 to $6.3 million for the three months ended December 31, 2008. This was primarily due to a decrease in the average balance of loans receivable of $21.2 million from $419.2 million for the three months ended December 31, 2007 to $398.0 for the three months ended December 31, 2008. The average rate earned on loans also declined by 27 basis points from 6.59% for the three months ended December 31, 2007 to 6.32% for the three months ended December 31, 2008. Also contributing to the decrease in interest income was a decrease in interest on mortgage-backed securities of $172,000, from $1.5 million for the three months ended December 31, 2007 to $1.3 million for the three months ended December 31, 2008. This decrease was primarily due to a decrease in the average balance of mortgage-backed securities from $105.7 million for the three months ended December 31, 2007 to $90.4 million for the three months ended December 31, 2008. Interest and dividends on investment securities decreased by $64,000, or 79.0% from $81,000 for the three months ended December 31, 2007 to $17,000 for the three months ended December 31, 2008. This was primarily due to a decrease in the average balance from $5.6 million for the three months ended December 31, 2007 to $2.5 million for the three months ended December 31, 2008 as these securities either matured or were sold. Other interest income, which primarily consists of the investment in overnight federal fund decreased by $727,000, or 89.9% from $809,000 for the three months ended December 31, 2007 to $82,000 for the three months ended December 31, 2008. This was due to the decrease in the average balance by $25.4 million, from $64.3 million at December 31, 2007 to $38.9 at December 31, 2008. The decrease in the average yield earned on other investments of 419 basis points, from 5.03% for the three months ended December 31, 2007 to .84% for the three months ended December 31, 2008 was due to drastic declines in interest rates over the period.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $5.6 million for the three months ended December 31, 2007 to $4.0 million for the three months ended December 31, 2008, a decrease of $1.6 million or 29.2%. Interest on deposits decreased $1.4 million from $4.9 million for the three months ended December 31, 2007 to $3.5 million for the three months ended December 31, 2008 due to a decrease in the average balance of deposits of $67.5 million from $552.1 million for the three months ended December 31, 2007 to $484.6 million for the three months ended December 31, 2008. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts. The average cost of deposits decreased 62 basis points from 3.52% at December 31, 2007 to 2.90% at December 31, 2008. Interest on short-term borrowings remained stable at $113,000 for the three months ended December 31, 2008 and 2007. Interest on long-term borrowings decreased by $116,000 for the three months ended December 31, 2008. There were no long term borrowings for the three months ended December 31, 2008. Also contributing to reduced interest expense was interest on the Trust Preferred Securities/Junior Subordinated Debentures, which decreased by $166,000 from $511,000 for the three months ended December 31, 2007 to $345,000 for the three months ended December 31, 2008 due to the payoff of approximately $6.2 million of this debt during the Summer of 2008. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2008 and 2007. Total average assets are computed using month-end balances.

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

	For the Three Months Ended December 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$397,999	$6,287	6.32%	$419,242	$6,912	6.59%
Mortgage-backed securities	90,393	1,288	5.70	105,659	1,460	5.53
Investment securities	2,539	17	2.68	5,601	81	5.78
Other interest earning assets	38,951	82.84		64,336	809	5.03

Total Interest-earning assets	529,882	7,674	5.79	594,838	9,262	6.23
Bank Owned Life Insurance	14,382			13,406
Noninterest-earning assets	30,253			24,786

Total assets	$574,517			$633,030

Interest-bearing liabilities:
Deposits	$484,599	$3,509	2.90	$552,153	$4,860	3.52%
Short-term FHLB Advances	10,000	113	4.52	10,000	113	4.52
Long-term FHLB Advances	—	—	—	10,000	116	4.64
Junior Subordinated Debentures	17,011	345	8.11	23,197	511	8.81
Other liabilities	2,087	—	.00	1,038	—	.00

Total interest-bearing liabilities	513,697	3,967	3.09	596,388	5,600	3.76

Noninterest-bearing liabilities	7,559			1,296

Total liabilities	521,259			597,684
Stockholders’ Equity	53,261			35,346

Total liabilities and stockholders’ equity	$574,517			$633,030

Net interest income		$3,707			$3,662

Interest rate spread			2.70%			2.47%

Net interest margin			2.80%			2.46%

Ratio average interest earning assets/interest-bearing liabilities			103.15%			99.74%

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

	For Three Months Ended December 31,
	2008 Vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(347)	$(293)	$15	$(625)
Mortgage-backed securities	(208)	42	(6)	(172)
Investment securities	(44)	(44)	24	(64)
Other interest-earning assets	(320)	(674)	267	(727)

Total interest-earning assets	(919)	(969)	300	(1,588)

Interest expense:
Deposits	(595)	(861)	105	(1,351)
Long-term FHLB advances	(116)	—	—	(116)
Junior Subordinated Debentures	(136)	(41)	11	(166)

Total interest-bearing liabilities	(847)	(902)	116	(1,633)

Change in net interest income	$(72)	$(67)	$184	$45

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established an additional $150,000 provision for losses on loans during the three months ended December 31, 2008 as compared to no provision for the three months ended December 31, 2007. Loan charge-offs for the three months ended December 31, 2008 were $81,000 as compared to $109,000 for the three months ended December 31, 2007, a decrease of $28,000. Loan recoveries were $90,000 for the three months ended December 31, 2008 compared to $91,000 for the three months ended December 31, 2007. Nonperforming loans at December 31, 2008 were $1.3 million as compared to $835,000 at September 30, 2008. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased $138,000, from $465,000 for the three months ended December 31, 2007 to $603,000 for the three months ended December 31, 2008. The increase in other income for the three months ended December 31, 2008 was primarily attributable to gains of $172,000 from the sale of foreclosed real estate and repossessed assets. Fees on transaction accounts increased $39,000, or 15.4%, from $254,000 for the three months ended December 31, 2007 to $293,000 for the three months ended December 31, 2008. Income from Bank Owned Life Insurance (BOLI) decreased $99,000 for the three months ended December 31, 2008 from $135,000 for the three months ended December 31, 2007, to $36,000 for the three months ended December 31, 2008. This decrease was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses decreased by $350,000, or 8.5%, from $4.1 million for the three months ended December 31, 2007 to $3.7 million for the three months ended December 31, 2008. This was primarily due to the decrease in salaries and related expenses by $413,000, or 18.8%, from $2.2 million for the three months ended December 31, 2007 to $1.8 million for the three months ended December 31, 2008. The decrease in salaries was primarily related to initiatives to improve efficiency, which resulted in staff reductions during the later part of fiscal year ended September 30, 2008. Data processing fees increased $49,000, or 13.5%, from $364,000 for the three months ended December 31, 2007 to $413,000 for the three months ended December 31, 2008. This increase was due to the increase in the data processor’s contract fees. Professional fees increased $148,000, or 160.9% from $92,000 for the three months ended December 31, 2007 to $240,000 for the three months ended December 31, 2008. The increase in professional fees was primarily due to increased legal and consulting fees. These increases were partially offset by a decrease in advertising expense of $55,000, or 36.7%, from $150,000 for the three months ended December 31, 2007 to $95,000 for the three months ended December 31, 2008. This decrease was due to decreased advertising during the period. Telephone postage and office supplies also decreased by $29,000, or 24.4% from $119,000 for the three months ended December 31, 2007 to $90,000 for the three months ended December 31, 2008.

Income Taxes. Our income tax (benefit) expense was $(63,000) and $173,000 for the three months ended December 31, 2007 and 2008, respectively. The change in income taxes for the three months ended December 31, 2008 as compared to the same period in the prior year was primarily due to improved pretax earnings and fluctuations in income from Bank Owned Life Insurance, which impacts our effective tax rate since it is not subject to income taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	December 31, 2008	December 31, 2007
	(In thousands)
Commitments to originate new loans	$6,197	$8,887
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	30,044	29,064
Commercial letters of credit	921	769

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

Asset Quality

At December 31, 2008, we had $1.3 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing .22% of total assets. At September 30, 2008, non-performing assets were $2.1 million or .37% of assets. Our net recoveries (charge-offs) for the three months ended December 31, 2008 and December 31, 2007 were $9,000 and $(18,000), respectively. Our allowance for loan losses was $2.8 million at December 31, 2008 compared to $2.7 million at September 30, 2008.

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2008	At September 30, 2008
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single family residential	$65	$291
Multi-family residential	—	—
Commercial real estate	1,026	369
Construction	—	—
Commercial leases	44	173
Land	129	—
Consumer Loans	—	2

Total nonaccrual loans	1,264	835
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	1,264	835
Other non-performing assets	10	1,244

Total nonperforming assets	$1,274	$2,079

Nonperforming loans to loans receivable	.32%	.21%
Nonperforming assets as a percentage of loans and foreclosed real estate	.32%	.52%
Nonperforming assets to total assets	.22%	.37%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Three months Ended December 31
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$2,672	$2,650

Loans charged-off:
Real estate mortgages:
Single-family residential	—	(35)
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial Leases	(27)	—
Consumer	(54)	(74)

Total charge-offs	(81)	(109)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	31	—
Construction	—	—
Commercial loans secured	—	—
Consumer	59	91

Total recoveries	90	91
Net loans recovered (charged-off)	9	(18)
Provision for loan losses	150	—

Balance at end of period	$2,831	$2,632

Ratio of net recoveries (charge-offs) to average loans outstanding during the period	.01%	(.01)%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2008, the Company had $1.3 million in classified assets, consisting of $1.3 million in substandard and loss loans, and $10,000 in repossessed assets. At September 30, 2008, the Company had $2.2 million in substandard and loss loans, consisting of $2.2 million in loans and $14,000 in repossessed assets. The Company also had real estate owned valued at $1.2 million.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2008, we have identified approximately $11.3 million in assets classified as special mention. At September 30, 2008, $10.5 million in assets were classified as special mention.

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

Asset quality concerns have increased recently as a result of declining conditions in housing and credit markets. The Bank has no direct sub-prime or Alt-A loss exposure in its loan portfolio. Although “Special mention” assets increased from September 30, 2008 to December 31, 2008, substandard and loss loans, which exhibit the greatest risk exposure, decreased during the same period from $2.2 million at September 30, 2008 to $1.3 million at December 31, 2008. Loan loss allowances as a percentage of gross loans outstanding have increased slightly between September 30, 2008 and December 31, 2008. For the three months ended December 31, 2008, recoveries have exceeded charge-offs.

Liquidity and Capital Resources

At December 31, 2008, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 6 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2008 and 2007, the Company had $13.4 million and $16.9 million, respectively, of gross loan originations. During the three months ended December 31, 2008 and 2007, the Company did not purchase any investment securities. During the three months ended December 31, 2008 and 2007 the Company purchased mortgage-backed securities in the amounts of $10.2 and $0, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the FHLB of Atlanta in the amount of $115.3 million as of December 31, 2008. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of December was approximately 28.2%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2008, cash, interest-bearing deposits in other banks and federal funds sold were $6.4 million, $6.4 million and $36.0 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2008 totaled $222.6 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2008, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $921,000, $30.0 million and $6.2 million, respectively.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 8.47% at December 31, 2008. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB

Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the recently completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company, while retaining sufficient liquidity to cover at least two years of projected operating expenses.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 7.82% at December 31, 2008. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $1.6 million during the year ended September 30, 2008 and $345,000 during the three months ended December 31, 2008.

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

The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company’s loan and deposit portfolios is such that a significant change in interest rates may adversely impact net market values and net interest income. However, the Company does not believe that any material changes in interest rate risk exposures occurred since September 30, 2008.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as that term is defined in Rule 13a-5(e). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

BCSB BANCORP, INC.

Date: February 6, 2009	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: February 6, 2009	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)