Form 10-Q/A
period 2008-12-31
BCSB Bancorp Inc.
filed 2009-02-13
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

(410) 256-5000

Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 21, 2009 the issuer had 3,121,076 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

BCSB Bancorp, Inc. (the “Company”) is amending its report on Form 10-Q for the quarterly period ended December 31, 2008 to include certain language inadvertently omitted from the cover page which indicates that the Company is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

PART II. OTHER INFORMATION

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

BCSB BANCORP, INC.

Date: February 13, 2009	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: February 13, 2009	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)