Form 10-Q/A
period 2008-03-31
BCSB Bancorp Inc.
filed 2009-02-24
CIK 1391137

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

As of April 10, 2008 the issuer had 3,120,945 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

BCSB Bancorp, Inc. (the “Company”) is amending its report on Form 10-Q for the quarterly period ended March 31, 2008 to include certain language inadvertently omitted from the cover page which indicates that the Company is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

BCSB BANCORP, INC.

Date: February 24, 2009	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer (Principal Executive Officer)

Date: February 24, 2009	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)