Form 10-Q/A
period 2008-06-30
BCSB Bancorp Inc.
filed 2009-02-24
CIK 1391137

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

EXPLANATORY NOTE

BCSB Bancorp, Inc. (the “Company”) is amending its report on Form 10-Q for the quarterly period ended June 30, 2008 to include certain language inadvertently omitted from the cover page which indicates that the Company is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

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