Form 10-K/A
period 2008-09-30
BCSB Bancorp Inc.
filed 2009-04-02
CIK 1391137

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended September 30, 2008 of BCSB Bancorp, Inc. is being filed to correct certain clerical errors in beneficial ownership information in the stock ownership table in “Part III, Item 12., Sections (a) and (b), Security Ownership of Certain Beneficial Owners and Security Ownership of Management” and to include a footnote to the Director Compensation table in Item 11 listing outstanding options at fiscal year end.

PART III

Item 11.	Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and the next three most highly compensated executive officers of the Company whose total compensation for the year ended September 30, 2008 exceeded $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Nonqualified Deferred Compensation Earnings ($)(3)		All Other Compensation ($)(4)	Total ($)

Joseph J. Bouffard President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank	2008 2007	$214,091 175,498	$	— — —	$10,285 7,483	$41,368 24,630	$	— —	$16,269 12,000	$282,013 219,611

David M. Meadows Executive Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank	2008 2007	203,093 178,686		— —	— —	4,491 —		— 5,655	19,470 12,685	227,054 197,026

Bonnie M. Klein Senior Vice President and Treasurer of BCSB Bancorp and Baltimore County Savings Bank	2008 2007	168,029 127,834		— —	— —	— —		— 1,200	7,554 10,612	175,583 139,646

Anthony R. Cole Executive Vice President and Chief Financial Officer of BCSB Bancorp and Baltimore County Savings Bank (5)	2008 2007	150,068 8,655		— —	4,691 394	10,108 873		— —	— —	164,867 9,922

(1)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) for awards of restricted stock. For further information regarding the assumptions used to compute the expense recognized for restricted stock awards, see Note 12 to the Notes to the Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.
(2)	Reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) based upon a fair value of $2.82 and $7.70 for options granted in 2008 and 2006, respectively, to Mr. Bouffard; $2.82 and $4.61 for options granted in 2008 and 2007, respectively, to Mr. Cole; $2.82 for options granted in 2008 to Mr. Meadows using the Black-Scholes option pricing model. For further information regarding the assumptions used to compute fair value, see Note 13 to the Notes to the Consolidated Financial Statements appearing in this Annual report on Form 10-K.
(3)	Consists of $1,200 and $5,655 of earnings in excess of 120% of the federal long term funds rate at September 30, 2008 for Ms. Klein and Mr. Meadows, respectively.
(4)	Details of the amounts reported in the “All Other Compensation” column are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for each named executive officer:

Item	Joseph J. Bouffard	David M. Meadows	Bonnie M. Klein	Anthony R. Cole
Market value as of the last business day of the year ended September 30, 2008 of allocations under the employee stock ownership plan	$—	$3,943	$3,304	$—
Amounts accrued under survivor income plan		15,527	4,250	—
Automobile allowance	16,269	—	—	—
Total	$16,269	$19,470	$7,554	$—

(5)	Mr. Cole commenced employment on September 4, 2007.

Outstanding Equity Awards at Fiscal Year End. The following table provides information concerning unexercised options and stock awards that have not vested as of September 30, 2008 for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Joseph J. Bouffard	— 2,106	10,528 8,422	(2) (3)	$11.61 28.44	01/08/2018 12/05/2016	3,351	(4)	$35,051

David M. Meadows	— 1,579	4,474 —	(2)	11.61 21.60	01/08/2018 07/24/2012	526	(6)	5,502

Bonnie M. Klein	— 1,579	— —		— 21.60	— 07/24/2012	— —		— —

Anthony R. Cole	— —	874 5,264	(2) (6)	11.61 17.95	01/08/2018 09/19/2017	1,842	(5)	19,267

(1)	Based upon the closing stock price for BCSB Bancorp common stock of $10.46 on September 30, 2008.
(2)	Stock options vest in four equal annual installments beginning on January 8, 2009.
(3)	Stock options vest in five equal annual installments beginning on December 5, 2007.

(4)	1,580 restricted stock awards vest in five equal annual installments beginning on December 5, 2008 and 1,771 restricted stock awards vest in four equal annual installments beginning on January 8, 2009.
(5)	1,316 restricted stock awards vest in five equal annual installments commencing on December 5, 2007 and 526 restricted stock awards vest in four equal annual installments commencing on September 19, 2008.
(6)	Restricted stock awards vest in four equal annual installments beginning on .January 8, 2008.

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

Change-in-Control Severance Agreements. Baltimore County Savings Bank maintains change in control severance agreements with Messrs. Cole, Meadows and Ms. Klein. The agreements have a term ending on the earlier of (a) November 29, 2010 in the case of Mr. Cole or December 20, 2010 in the case of Mr. Meadows and Ms. Klein or (b) the date on which the employee terminates employment with Baltimore County Savings Bank. The term of the severance agreements may be extended for additional one-year periods beyond the then effective expiration date upon a determination by the Board of Directors that the performance of these individuals has met the required performance standards and that such severance agreements should be extended. The employee becomes entitled to collect severance benefits under the severance agreement in the event within the period beginning 12 months before a change of control and ending 18 months after a change of control the employee (i) is given a “change in duties,” as defined in the agreement, (ii) is involuntarily terminated for reasons other than “cause,” as defined, death or disability, or resigns following a change in duties, or (iii) voluntarily terminates employment for any reason within the 30-day period beginning on the date of a change of control. Under the agreement, a change in duties is defined to include a significant adverse change in the status, title, position, responsibilities, or scope of the employee’s authority or duties, assignment to the employee of any duties or responsibilities which are inconsistent with his or her status, title, or position, a material reduction in the employee’s total compensation, a diminution in the employee’s eligibility to participate in compensation plans, a relocation of the employee’s principal place of employment by more than 30 miles, or a reasonable determination by the board of directors that, as a result of a change of control and change in circumstances thereafter, the employee is unable to exercise the authorities, powers, functions or duties attached to his or her position.

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

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Henry V. Kahl	$27,200	$—	$27,200

John J. Panzer	24,400	—	24,400

Ernest A. Moretti	26,800	1,057	27,857

H. Adrian Cox	23,000	—	23,000

Michael J. Klein	29,822	—	29,822

William J. Kappauf, Jr.	32,822	—	32,822

William M. Loughran	22,200	—	22,200

(1)	Includes of contributions under our deferred compensation plan and cash distributions.
(2)	At September 30, 2008, Directors Kahl, Panzer, Moretti, Cox, Klein, Kappauf and Loughran had outstanding options to acquire 8,158, 3,158, 263, 7,895, 3,158, 3,158 and 3,158 shares of Company common stock, respectively.

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

	Shares of Common Stock Beneficially Owned at December 16, 2008 (1)		Percent of Class (2)
Persons Owning Greater than 5%:
BCSB Bancorp, Inc.	310,881	(3)	9.95%
Employee Stock Ownership Plan, et. al.
4111 E. Joppa Road, Suite 300
Baltimore, Maryland 21239

Castine Capital Management, LLC	190,540	(4)	6.60
Paul Magidson
One International Place, Suite 2401
Boston, Massachusetts 02110

Financial Edge Fund, L.P.	311,724	(5)	9.99
Financial Edge-Strategic Fund, L.P.
PL Capital, LLC
PL Capital Advisors, LLC
Goodbody/PL Capital, L.P.
Goodbody/PL Capital, LLC
John W. Palmer
Richard J. Lashley
20 East Jefferson Avenue, Suite 22
Naperville, Illinois 60540

Directors:
Joseph J. Bouffard	33,636		*
H. Adrian Cox	13,835		*
Henry V. Kahl	12,912		*
William M. Loughran	16,305		*
John J. Panzer, Jr.	17,774		*
Michael J. Klein	30,341		*
William J. Kappauf, Jr.	4,710		*
Ernest A. Moretti	4,013		*

	Shares of Common Stock Beneficially Owned at December 16, 2008 (1)	Percent of Class (2)
Named Executive Officers:
Anthony Cole	12,506	*
David M. Meadows	8,448	*
Bonnie Klein	9,290	*

All directors and executive officers of the Company as a group (12 persons)	169,749	5.36%

*	Less than 1% of outstanding common stock
(1)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s common stock if he or she has or shares voting or investment power with respect to such common stock. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named individuals and group exercise sole voting and investment power over the shares of the Common Stock. The listed amounts include 7,895, 8,158, 3,158, 3,158, 3,158, 3,158, 263, 6,842, 1,270, 2,697, 1,579, 2,105 and 43,441, shares that Directors Cox, Kahl, Loughran, Panzer, Klein Kappauf, Moretti, Bouffard, Named Executive Officers Cole, Meadows and Klein, other executive officer Wernecke and all directors and executive officers of the Company as a group, respectively, have the right to acquire upon the exercise of options exercisable within 60 days of December 16, 2008. The listed amounts also include 442, 197, 131, 132 and 1,099 shares that Directors Bouffard and Moretti, Named Executive Officers Cole and Meadows and all directors and executive officers of the Company, as a group, respectively, with respect to which such persons will acquire the right to vote upon the vesting of restricted stock awards within 60 days of December 16, 2008. The listed amounts shown exclude shares held for the benefit of directors under the deferred compensation plan trust. The shares held in the deferred compensation plan trust are held for the benefit of directors in the following amounts: Mr. Cox, 7,597 shares; Mr. Kahl, 6,955 shares; Mr. Loughran, 4,715 shares; Mr. Panzer, 20,166 shares; Mr. Klein, 2,948 shares; Mr. Kappauf, 340 shares; and Mr. Moretti, 0 shares. Such directors bear the economic risk associated with such shares. The listed amounts do not include shares with respect to which Directors Henry V. Kahl, H. Adrian Cox and William J. Kappauf, Jr. have voting power by virtue of their positions as trustees of the trusts holding 199,493 shares under the Company’s Employee Stock Ownership Plan (the “ESOP”) and 58,878 shares under the Baltimore County Savings Bank, F.S.B. Deferred Compensation Plan, nor 22,293 shares as to which such individuals, along with Director Michael J. Klein, share dispositive power by virtue of their positions as directors of Baltimore County Savings Bank Foundation, Inc. (the “Foundation”), nor 8,746 shares with respect to which Directors Kahl, Cox, Panzer have voting power by virtue of their positions as trustees of the management recognition plan trust. ESOP shares are held in a suspense account for future allocation among participants as the loan used to purchase the shares is repaid. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions, and unallocated shares are voted in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees’ best judgment. As of December 16, 2008, 95,550 shares had been allocated. Shares held by the deferred compensation plan trust are voted in the same proportion as the ESOP trustees vote the shares held in the ESOP trust. The shares held by the management recognition plan trust are voted in the same proportion as the shares held by the ESOP trust. Shares held by the Foundation are voted in the same ratio as all other shares of common stock are voted.
(2)	Based on a total of 3,121,076 shares of Common Stock outstanding as of December 16, 2008.
(3)	Includes 199,493 shares owned by the ESOP, 58,879 shares owned by the deferred compensation plan, 21,469 shares owned by the Bank’s 401(k) Plan, 8,746 shares owned by the management recognition plan trust and 22,293 shares owned by the Foundation. Henry V. Kahl, H. Adrian Cox and William J. Kappauf, Jr., who serve as directors of the Company, serve as trustees of the ESOP and the deferred compensation plan. Such individuals share voting power over shares held by the ESOP and the deferred compensation plan and share dispositive power over shares held by the deferred compensation plan trust. Such individuals and Company Director Michael J. Klein serve as four of the Foundation’s nine directors and share dispositive power over shares held by the Foundation. Henry V. Kahl, H. Adrian Cox and John J. Panzer, Jr. who serve as directors of the Company, serve as trustees of the management recognition plan trust. The trustees of the management recognition plan trust share voting and dispositive power over the shares held by the management recognition plan trust. The Bank is the trustee of the 401(k) Plan assets invested in Company common stock, and in their capacities as directors of the Bank, Messrs. Kahl, Cox and Kappauf share voting and dispositive power over shares held by the 401(k) Plan. In their individual capacity, such individuals disclaim beneficial ownership of shares held by the ESOP, the deferred compensation plan, the management recognition trust, the 401(k) Plan and the Foundation.

(4)	The information set forth in this footnote is based solely on a review of the Schedule 13G filed with the SEC on July 22, 2008 by Castine Capital Management, LLC (“CCM”) and Paul Magidson, managing member of CCM. The Schedule 13G indicates ownership of 190,540 shares of common stock, over which CCM and Mr. Magidson share voting and dispositive power.
(5)	The information set forth in this footnote is based solely on a review of the Schedule 13D, as amended, filed with the SEC on December 15, 2008, which indicates beneficial ownership of: 164,771 and 67,491 shares by Financial Edge Fund, L.P. and Financial Edge-Strategic Fund, L.P., respectively, whose general partner is PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members and share voting and dispositive power with Financial Edge Fund and Financial Edge-Strategic Fund over such shares; 79,410 shares held by Goodbody/PL Capital, L.P. whose general partner is Goodbody/PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members and share voting and dispositive power with Goodbody/PL Capital, LLC over such shares; and 52 shares beneficially owned by Mr. Lashley in his individual capacity, over which he has sole voting and dispositive power. Mr. Palmer and Mr. Lashley are also the managing members of PL Capital Advisors, LLC, the investment advisor to Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P. and Goodbody/PL Capital, L.P.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans

The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2008.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	86,151	$18.99	0

Equity compensation plans not approved by security holders	0	0	0

Total	86,151	$18.99	0

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2008 and 2007

Consolidated Statements of Operations for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (2)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (2)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (2)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (3)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (3)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (3)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (3)

10.1	Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard +(1)

10.2*	Amendment to Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard +

10.3	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.4	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and David M. Meadows+ (1)

10.5	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (1)

10.6*	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole +

10.7	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and Daniel R. Wernecke + (1)

10.8*	Form of Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and each of David M. Meadows, Bonnie M. Klein and Daniel R. Wernecke +

10.9	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.10	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and David M. Meadows + (1)

10.11	Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan + (1)

10.12	BCSB Bancorp, Inc. Management Recognition Plan and Trust + (1)

10.13	BCSB Bancorp, Inc. 1999 Stock Option Plan + (1)

10.14	Baltimore County Savings Bank, F.S.B. Supplemental Director Retirement Agreement + (1)

10.15	Baltimore County Savings Bank, F.S.B. Survivor Income Plan + (1)

10.16	Agreement and General Release among BCSB Bancorp, Inc., Baltimore County Savings Bank, M.H.C. and Baltimore County Savings Bank, F.S.B. and William M. Loughran (1)

10.17	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 23, 2008, between BCSB Bancorp, Inc. and United States Department of the Treasury (2).

10.18	Form of Waiver executed by each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (2)

10.19	Form of Letter Agreement between BCSB Bancorp, Inc. and each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (2)

10.20	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (3)

10.21	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (3)

14*	Code of Ethics

21*	Subsidiaries of the Registrant

23.1*	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

*	Previously filed.
+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on December 23, 2008. (File No. 0-24589).
(3)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).

(2) Incorporated herein by reference into this document from the Exhibits to Form 8-k filed with the Securities and Exchange Commission on December 23, 2008.

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

BCSB BANCORP, INC.

April 1, 2009	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer