Form 10-Q
period 2009-03-31
BCSB Bancorp Inc.
filed 2009-05-14
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009 the issuer had 3,121,076 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009	September 30, 2008
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$5,988	$8,305
Interest-bearing deposits in other banks	6,433	5,741
Federal funds sold	49,039	20,937

Cash and cash equivalents	61,460	34,983

Interest-bearing time deposits	100	100
Investment securities, available for sale	1,000	994
Loans receivable, net	395,665	400,469
Mortgage-backed securities, available for sale	92,353	89,956
Foreclosed real estate and repossessed assets	—	1,244
Premises and equipment, net	9,451	9,762
Federal Home Loan Bank of Atlanta stock, at cost	1,485	1,559
Bank owned life insurance	14,587	14,389
Goodwill and other intangible assets	2,413	2,431
Accrued interest and other assets	12,125	11,195

Total assets	$590,639	$567,082

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$25,848	$25,498
Interest-bearing	471,822	459,293

Total deposits	497,670	484,791

Short Term Advances from the Federal Home Loan Bank of Atlanta	10,000	10,000
Junior Subordinated Debentures	17,011	17,011
Other liabilities	6,057	5,525

Total liabilities	530,738	517,327

Commitments and contingencies
Stockholders’ Equity
Preferred stock (par value $.01 - 5,000,000 authorized, 10,800 and 0 shares issued and outstanding at March 31, 2009 and September 30, 2008, respectively)	10,341	—
Common stock (par value $.01 - 50,000,000 authorized, 3,121,076 issued and outstanding at March 31, 2009 and September 30, 2008, respectively)	31	31
Additional paid-in capital	39,348	38,839
Obligation under Rabbi Trust	1,065	1,100
Retained earnings (substantially restricted)	14,727	14,484
Accumulated other comprehensive loss (net of taxes)	(3,453)	(2,467)
Employee Stock Ownership Plan	(1,141)	(1,181)
Stock held by Rabbi Trust	(1,017)	(1,051)

Total stockholders’ equity	59,901	49,755

Total liabilities and stockholders’ equity	$590,639	$567,082

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$12,391	$13,589	$6,104	$6,677
Interest on mortgage–backed securities	2,630	2,890	1,342	1,430
Interest and dividends on investment securities	31	149	14	67
Other interest income	117	1,236	35	428

Total interest income	15,169	17,864	7,495	8,602

Interest Expense
Interest on deposits	6,719	9,416	3,210	4,556
Interest on borrowings – short term	224	219	111	106
Interest on borrowings – long term	—	243	—	127
Other interest expense – debentures	539	961	194	450

Total interest expense	7,482	10,839	3,515	5,239

Net interest income	7,687	7,025	3,980	3,363
Provision for losses on loans	300	—	150	—

Net interest income after provision for losses on loans	7,387	7,025	3,830	3,363

Other Income
Gain (loss) on repossessed assets	190	(42)	18	(4)
Mortgage banking operations	13	23	—	11
Fees on transaction accounts	501	476	208	222
Income from bank owned life insurance	159	245	123	110
Miscellaneous income	191	192	102	90

Other income, net	1,054	894	451	429

Non-Interest Expenses
Salaries and related expense	3,914	4,100	2,125	1,898
Occupancy expense	1,202	1,148	623	586
Federal deposit insurance premiums	306	317	180	191
Data processing expense	809	741	397	377
Property and equipment expense	485	571	254	284
Professional fees	457	185	217	92
Advertising	232	289	136	140
Telephone, postage and office supplies	191	219	101	101
Other expenses	312	252	128	57

Total non-interest expenses	7,908	7,822	4,161	3,726

Income before tax provision (benefit)	533	97	120	66
Income tax expense (benefit)	191	(51)	18	11

Net Income	342	148	102	55
Preferred Stock dividends and discount accretion	(165)	—	(154)	—

Net Income (Loss) available to common shareholders	$177	$148	$(52)	$55

Net Income Per Share of Common Stock:
Basic and diluted income (loss) per share of common stock	$.06	$.05	$(.02)	$.02

Dividends per share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended March 31,
	2009	2008
	(in thousands)
Net Income	$342	$148
Other comprehensive income, net of tax:
Unrealized net holding gains (losses) on available-for-sale portfolios, net of (benefit) tax $(698) and $823	(986)	1,308

Comprehensive (Loss) Income	$(644)	$1,456

	For the Three Months Ended March 31,
	2009	2008
	(in thousands)
Net Income	$102	$55
Other comprehensive income, net of tax:
Unrealized net holding gains on available-for-sale portfolios, net of tax $160 and $221	441	351

Comprehensive Income	$543	$406

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2009	2008
	(dollars in thousands)
Operating Activities
Net income	$342	$148
Adjustments to reconcile net income to
Net Cash Provided by Operating Activities
Amortization of deferred loan fees and cost, net	(114)	(96)
Non-cash compensation under stock-based benefit plan	104	26
Provision for losses on loans	300	—
Amortization of purchase premiums and discounts, net	59	88
Provision for depreciation	507	516
(Gains) loss on sale of repossessed assets	(190)	42
Increase in cash surrender value of bank owned life insurance	(159)	(245)
Increase in accrued interest and other assets	(232)	(1,137)
Increase (decrease) in other liabilities	588	(245)
Decrease in obligation under Rabbi Trust	(35)	(1)

Net cash provided (used) by operating activities	1,170	(904)

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(39)	(40)
Proceeds from maturities of investment securities – available for sale	—	2,500
Net decrease in loans	4,496	9,559
Purchase of mortgage-backed securities – available for sale	(10,162)	—
Principal collected on mortgage-backed securities	6,085	5,310
Proceeds from sales of foreclosed real estate and repossessed assets	1,504	128
Investment in premises and equipment	(196)	(114)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	74	261

Net cash provided by investing activities	1,762	17,604

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Six Months Ended March 31,
	2009	2008
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$11,840	$(22,699)
Net increase in advances by borrowers for taxes and insurance	983	856
Net proceeds from preferred stock offering (Troubled Asset Relief Program “TARP”)	10,800	—
Dividends paid on preferred stock	(78)	—

Net cash provided (used) by financing activities	23,545	(21,843)

Increase (decrease) in cash equivalents	26,477	(5,143)
Cash and cash equivalents at beginning of period	34,983	76,016

Cash and cash equivalents at end of period	$61,460	$70,873

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$6,717	$9,456

Income taxes	$20	$—

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2009. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and BCSB Bancorp, Inc., was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.8 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for .5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. A total of 3,121,076 shares were outstanding as of the closing of the second-step conversion on April 10, 2008.

Note 4 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the six and three month periods ended March 31, 2009 and 2008 are as follows:

	For the Six Months Ended March 31,
	2009			2008
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$342	2,904	$.06	$148	3,115	$.05
Less preferred dividend	(165)	—	—	—	—	—

Income available to common shareholders	177	2,904.06		148	3,115.05
Diluted EPS
Effect of dilutive shares	—	8	—	—	13	—

Income available to common shareholders plus assumed conversions	$177	2,912	$.06	$148	3,128.05

	For the Three Months March 31,
	2009			2008
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
Net Income	$102	2,908	$.03	$55	3,121	$.02
Less preferred dividend	(154)	—	(.05)	—	—	—

Income (loss) available to common shareholders	(52)	2,908	(.02)	55	3,121.02

Diluted EPS
Effect of dilutive shares	—	7	—	—	17	—

Income (loss) available to common shareholders plus assumed conversions	$(52)	2,915	$(.02)	$55	3,138	$.02

Weighted-average shares outstanding for the six and three month periods ended March 31, 2009 and March 31, 2008 have been adjusted by the exchange rate of .5264 as a result of the second-step conversion that occurred on April 10, 2008.

Options to purchase 74,175 shares which were outstanding at March 31, 2009 and 86,151 shares which were outstanding March 31, 2008, were not included in the computation of diluted EPS because the effect of which would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Preferred Stock

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

Note 7- Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2009.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$64,722	10.97%	$8,853	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	64,722	17.63	N/A	N/A	(3)		22,021	6.00
Core (1)	64,722	10.97	23,609	4.00			29,511	5.00
Risk-weighted (2)	67,233	18.32	29,361	8.00			36,701	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets
(3)	Not applicable

Note 8 - Stock Option Plans

The Company has a stock option plan (the “Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002, and 15,792 options granted during the year ended September 30, 2007 and 22,193 during the year ended September 30, 2008.

At March 31, 2009 there were 9,738 shares under option with an exercise price of $15.19 and a weighted average remaining life of .50 years, 26,452 shares with an exercise price of $21.60 and a weighted average remaining life of 3.25 years, 4,211 shares with an exercise price of $28.44 and a weighted average remaining life of 7.75 years, 1,053 shares with an exercise price of $17.95 and a weighted average life of 8.75 years and 5,548 shares with an exercise price of $11.61 and a weighted average life of 9.00 years. The total exercisable shares of 47,002 have a weighted average remaining life of 2.75 years, and an aggregate intrinsic value of $0.

In connection with the second-step conversion completed in April 10, 2008 all outstanding options and shares were adjusted based upon the .5264 exchange ratio. The number of shares subject to options and the exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

The following table presents the activity related to options under all plans for the three months ended March 31, 2009.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	86,151	$18.99
Options exercised
Forfeited	(11,976)	20.26
Granted	—	—

Outstanding at March 31, 2009	74,175	$18.49

Exercisable at March 31, 2009	47,002	$19.63

There were no options granted during the six months ended March 31, 2009 and 22,193 were granted during the six months ended March 31, 2008. The fair values of our options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended March 31, 2008.

2008
Dividend Yield	$0%
Expected volatility	29.42
Risk-free interest rate	3.15
Expected lives	10.00 years

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Recent Accounting Pronouncements

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

In April 2009, the FASB issued Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will adopt the FSPs effective for the period ending June 30, 2009, and is currently analyzing what effect, if any, the adoption will have on our consolidated results of operations.

Note 10- Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $1.3 million of standby letters of credit as of March 31, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2009 for guarantees under standby letters of credit issued is not considered to be material.

Note 11- Fair Value Measurements

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

Note 11- Fair Value Measurements-continued

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted process of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

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

The following table presents the financial instruments measured at fair value on the recurring basis as of March 31, 2009 on the Consolidated Statement of Financial Condition utilizing the SFAS No. 157 hierarchy discussed above.

	At March 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3
Securities available for sale	$93,353	$—	$93,353	$—

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

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less cost to sell. There were no repossessed assets at March 31, 2009.

Impaired loans are classified as Level 3 within the valuation hierarchy.

	At March 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$1,879	$—	$—	$1,879

Impaired
($ in thousands)	Loans
Balance at September 30, 2008	$835
Total net gains for the year	—
Net transfers in/(out) Level 3	1,044

Balance at March 31, 2009	$1,879

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$190

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, F.S.B. (the “Bank”). The Company’s primary asset is its investment in the Bank. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this Quarterly Report on Form 10-Q, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At March 31, 2009, the Company had total assets of $590.6 million, total deposits of $497.7 million and stockholders’ equity of $59.9 million.

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

Recent Developments

FDIC Deposit Insurance Fund Restoration Plan Announced

On February 27, 2009, the FDIC announced a proposed rule outlining its plan to implement an emergency special assessment on all insured depository institutions in order to restore the Deposit Insurance Fund to an acceptable level. The assessment, which would be payable on September 30, 2009, is in addition to increases in regular premiums assessed by the FDIC. In addition, the proposed rule provides that after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the FDIC believes would adversely affect public confidence, or to a level which is close to or less than zero at the end of a calendar quarter, then an additional emergency special assessment may be imposed on all insured depository institutions. It is anticipated that these changes will significantly increase the Bank’s FDIC premiums in 2009.

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

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

During the six months ended March 31, 2009, assets increased by $23.5 million, or 4.1% from $567.1 million at September 30, 2008 to $590.6 million at March 31, 2009. Our cash and cash equivalents increased $26.5 million, or 75.7% from $35.0 million at September 30, 2008 to $61.5 million at March 31, 2009 due to proceeds received from our participation in TARP as described below and an increase in deposits. Net loans receivable decreased $4.8 million, or 1.2%, from $400.5 million at September 30, 2008 to $395.7 million at March 31, 2009. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. We have ceased our indirect auto lending program. The indirect loan portfolio, which was $5.5 million at March 31, 2009, is expected to decline over time as the loans are paid down. Mortgage-backed securities available for sale increased by $2.4 million, or 2.7%, from $90.0 million at September 30, 2008 to $92.4 million at March 31, 2009 resulting from securities purchased during the period. At March 31, 2009, all mortgage-backed securities were classified as available for sale for liquidity purposes. The cash surrender value on the bank owned life insurance increased $198,000, or 1.4% from $14.4 million at September 30, 2008 to $14.6 million at March 31, 2009.

Deposits increased by $12.9 million, or 2.7%, from $484.8 million at September 30, 2008 to $497.7 million at March 31, 2009. The Bank’s current strategy remains focused on increasing core deposits such as checking and savings accounts. Federal Home Loan Bank of Atlanta short-term advances remained stable at $10.0 million as of March 31, 2009 and September 30, 2008. Advances may be used to fund loan demand when other available liquidity sources do not meet this demand.

Stockholders’ equity increased by $10.1 million, or 20.4%, from $49.8 million at September 30, 2008 to $59.9 million at March 31, 2009. On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Company contributed $5.5 million or approximately 51% of the net proceeds to the Bank in the form of a capital contribution. This was partially offset by an increase in the accumulated other comprehensive loss of $986,000 from $(2.5) million at September 30, 2008 to $(3.5) million at March 31, 2009.

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

Our accumulated other comprehensive loss net of taxes was $3.5 million at March 31, 2009, compared to accumulated other comprehensive loss net of taxes of $2.5 million at September 30, 2008. At March 31, 2009, $8.4 million of the investment portfolio’s gross unrealized losses related to collateralized mortgage obligations with an amortized cost of $24.0 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $4.0 million as of September 30, 2008. We have the ability and intent to hold these securities to maturity, and, to date, the securities have performed in accordance with their terms.

Comparison of Operating Results for the Six Months Ended March 31, 2009 and 2008

Net Income. Net income increased by $194,000 from $148,000 for the six months ended March 31, 2008 to $342,000 for the six months ended March 31, 2009. The increase was primarily due to improved net interest income and gain on sale of foreclosed real estate and repossessed assets.

Net Interest Income. Net interest income increased by $662,000, or 9.4%, from $7.0 million for the six months ended March 31, 2008 to $7.7 million for the six months ended March 31, 2009. The increase in net interest income primarily was due to an improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 48 basis points from 2.40% for the six months ended March 31, 2008 to 2.88% for the six months ended March 31, 2009.

Interest Income. Interest income decreased by $2.7 million, or 15.1% from $17.9 million for the six months ended March 31, 2008 to $15.2 million for the six months ended March 31, 2009. Interest and fees on loans decreased by $1.2 million, or 8.8%, from $13.6 million for the six months ended March 31, 2008 to $12.4 million for the six months ended March 31, 2009. This was primarily due to a decrease in the average balance of loans receivable of $17.1 million from $415.1 million for the six months ended March 31, 2008 to $398.0 for the six months ended March 31, 2009. The average rate earned on loans also declined by 32 basis points from 6.55% for the six months ended March 31, 2008 to 6.23% for the six months ended March 31, 2009. Interest income on mortgage-backed securities decreased by $260,000 or 9.0%, from $2.9 million for the six months ended March 31, 2008 to $2.6 million for the six months ended March 31, 2009. This decrease was primarily due to a decrease in the average balance of mortgage-backed securities from $104.2 million for the six months ended March 31, 2008 to $92.2 million for the six months ended March 31, 2009. Interest and dividends on investment securities decreased by $118,000, or 79.2% from $149,000 for the six months ended March 31, 2008 to $31,000 for the six months ended March 31, 2009. This was primarily due to a decrease in the average balance from $5.1 million for the six months ended March 31, 2008 to $2.5 million for the six months ended March 31, 2009 as these securities matured. Other interest income, which primarily consists of the investment in overnight federal funds decreased by $1.1 million, or 90.5% from $1.2 million for the six months ended March 31, 2008 to $117,000 for the six months ended March 31, 2009. This was due to the decrease in the average balance by $19.3 million, from $61.1 million for the six months ended March 31, 2008 to $41.8 million for the six months ended March 31, 2009. The decrease in the average yield earned on other investments of 349 basis points, from 4.05% for the six months ended March 31, 2008 to .56% for the six months ended March 31, 2009 was due to drastic declines in interest rates over the period.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $10.8 million for the six months ended March 31, 2008 to $7.5 million for the six months ended March 31, 2009, a decrease of $3.4 million or 31.0%. Interest on deposits decreased $2.7 million from $9.4 million for the six months ended March 31, 2008 to $6.7 million for the six months ended March 31, 2009 due to a decrease in the average balance of deposits of $56.5 million from $543.9 million for the six months ended March 31, 2008 to $487.4 million for the six months ended March 31, 2009. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts. The average cost of deposits decreased 70 basis points from 3.46% for the six months ended March 31, 2008 to 2.76% for the six months ended March 31, 2009. Interest on long-term borrowings decreased by $243,000 for the six months ended March 31, 2009 as there were no long term borrowings during the period. Interest expense on the Junior Subordinated Debentures decreased by $422,000 or 43.9%from $961,000 for the six months ended March 31, 2008 to $539,000 for the six months ended March 31, 2009 due to the payoff of approximately $6.2 million of this debt during June 2008. Also contributing to the decline in interest expense on Junior Subordinated Debentures was a decrease in the average cost of funds on the debt of 195 basis points, from 8.29% for the six months ended March 31, 2008 to 6.34% for the six months ended March 31, 2009. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2009 and 2008. Total average assets are computed using month-end balances.

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

	For the Six Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$398,013	$12,391	6.23%	$415,096	$13,589	6.55%
Mortgage-backed securities	92,238	2,630	5.70	104,187	2,890	5.55
Investment securities	2,548	31	2.43	5,078	149	5.87
Other interest earning assets	41,793	117.56		61,057	1,236	4.05

Total Interest-earning assets	534,592	15,169	5.68	585,418	17,864	6.10
Bank Owned Life Insurance	14,493			13,406
Noninterest-earning assets	30,456			27,563

Total assets	$579,541			$626,387

Interest-bearing liabilities:
Deposits	$487,408	$6,719	2.76%	$543,953	$9,416	3.46%
Short-term FHLB Advances	10,000	224	4.48	10,000	219	4.38
Long-term FHLB Advances	—	—	—	10,000	243	4.86
Junior Subordinated Debentures	17,011	539	6.34	23,197	961	8.29
Other liabilities	1,682	—	.00	1,038	—	.00

Total interest-bearing liabilities	516,101	7,482	2.90	588,188	10,839	3.69

Noninterest-bearing liabilities	6,997			2,325

Total liabilities	523,098			590,513
Stockholders’ Equity	56,443			35,874

Total liabilities and stockholders’ equity	$579,541			$626,387

Net interest income		$7,687			$7,025

Interest rate spread			2.78%			2.41%

Net interest margin			2.88%			2.40%

Ratio average interest earning assets/interest- bearing liabilities			103.58%			99.53%

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

	For Six Months Ended March 31,
	2009		Vs.	2008
	Increase (Decrease) Due to
	Volume	Rate		Rate/ Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(561)	$(664)		$27	$(1,198)
Mortgage-backed securities	(333)	83		(10)	(260)
Investment securities	(74)	(85)		41	(118)
Other interest-earning assets	(392)	(1,062)		335	(1,119)

Total interest-earning assets	(1,360)	(1,728)		393	(2,695)

Interest expense:
Deposits	(979)	(1,917)		199	(2,697)
Short-term FHLB advances	—	5		—	5
Long-term FHLB advances	(243)	—		—	(243)
Junior Subordinated Debentures	(256)	(226)		60	(422)

Total interest-bearing liabilities	(1,478)	(2,138)		259	(3,357)

Change in net interest income	$118	$410		$134	$662

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established an additional $300,000 provision for losses on loans during the six months ended March 31, 2009 as compared to no provision for the six months ended March 31, 2008. Loan charge-offs for the six months ended March 31, 2009 were $129,000 as compared to $145,000 for the six months ended March 31, 2008, a decrease of $16,000. Loan recoveries were $130,000 for the six months ended March 31, 2009 compared to $169,000 for the six months ended March 31, 2008. Nonperforming loans at March 31, 2009 were $1.9 million as compared to $835,000 at September 30, 2008. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased $160,000, from $894,000 for the six months ended March 31, 2008 to $1.1 million for the six months ended March 31, 2009. The increase in other income for the six months ended March 31, 2009 was primarily attributable to gains of $190,000 from the sale of foreclosed real estate and repossessed assets. Fees on transaction accounts increased $25,000, or 5.2%, from $476,000 for the six months ended March 31, 2008 to $501,000 for the six months ended March 31, 2009. Income from Bank Owned Life Insurance (“BOLI”) decreased $86,000 for the six months ended March 31, 2009 from $245,000 for the six months ended March 31, 2008 to $159,000 for the six months ended March 31, 2009. This decrease was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $86,000, or 1.1%, from $7.8 million for the six months ended March 31, 2008 to $7.9 million for the six months ended March 31, 2009. This was primarily due to the increase in professional fees of $272,000, or 147.0% from $185,000 for the six months ended March 31, 2008 to $457,000 for the six months ended March 31, 2009. The increase in professional fees was primarily due to increased legal and consulting services. Data processing fees increased $68,000, or 9.2%, from $741,000 for the six months ended March 31, 2008 to $809,000 for the six months ended March 31, 2009. This increase was due to the increase in the data processor’s contract fees. Occupancy expense increased by $54,000, or 4.7%, from $1.1 million for the six months ended March 31, 2008 to $1.2 million for the six months ended March 31, 2009. Other expenses also increased by $60,000, or 23.8% from $252,000 for the six months ended March 31, 2008 to $312,000 for the six months ended March 31, 2009 due to a combination of certain one time expenses. These increases were partially offset by a decrease in salaries and related expenses of $186,000, or 4.5%, from $4.1 million for the six months ended March 31, 2008 to $3.9 million for the six months ended March 31, 2009. The decrease in salaries was primarily related to initiatives to improve efficiency, which resulted in staff reductions during the later part of fiscal year ended September 30, 2008. Telephone postage and office supplies also decreased by $28,000, or 12.8% from $219,000 for the six months ended March 31, 2008 to $191,000 for the six months ended March 31, 2009. Advertising expense also decreased by $57,000, or 19.7%, from $289,000 for the six months ended March 31, 2008 to $232,000 for the six months ended March 31, 2009.

Income Taxes. Our income tax (benefit) expense was $(51,000) and $191,000 for the six months ended March 31, 2008 and 2009, respectively. The change in income taxes for the six months ended March 31, 2009 as compared to the same period in the prior year was primarily due to improved pretax earnings and fluctuations in income from bank owned life insurance, which impacts our effective tax rate since it is not subject to income taxes.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net Income. Net income increased by $47,000, or 85.4%, from $55,000 for the three months ended March 31, 2008 to $102,000 for the three months ended March 31, 2009. The improvement was primarily due to improved net interest income.

Net Interest Income. Net interest income increased by $617,000, or 18.3%, from $3.4 million for the three months ended March 31, 2008 to $4.0 million for the three months ended March 31, 2009. The increase in net interest income primarily was due to an improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 61 basis points from 2.34% for the three months ended March 31, 2008 to 2.95% for the three months ended March 31, 2009.

Interest Income. Interest income decreased by $1.1 million, or 12.9% from $8.6 million for the three months ended March 31, 2008 to $7.5 million for the three months ended March 31, 2009. Interest and fees on loans decreased by $573,000, or 8.6%, from $6.7 million for the three months ended March 31, 2008 to $6.1 million for the three months ended March 31, 2009. This was primarily due to a decrease in the average balance of loans receivable of $12.9 million from $410.9 million for the three months ended March 31, 2008 to $398.0 million for the three months ended March 31, 2009. The average rate earned on loans also declined by 37 basis points from 6.50% for the three months ended March 31, 2008 to 6.13% for the three months ended March 31, 2009. Interest income on mortgage-backed securities decreased by $88,000 or 6.1% from $1.4 million for the three months ended March 31, 2008 to $1.3 million for the three months ended March 31, 2009. This decrease was primarily due to a decrease in the average balance of mortgage-backed securities from $102.7 million for the three months ended March 31, 2008 to $94.1 million for the three months ended March 31, 2009. Interest and dividends on investment securities decreased by $53,000, or 79.1% from $67,000 for the three months ended March 31, 2008 to $14,000 for the three months ended March 31, 2009. This was primarily due to a decrease in the average balance from $4.5 million for the three months ended March 31, 2008 to $2.5 million for the three months ended March 31, 2009 as these securities either matured or were sold. Other interest income, which primarily consists of the investment in overnight federal fund decreased by $393,000, or 91.8% from $428,000 for the three months ended March 31, 2008 to $35,000 for the three months ended March 31, 2009. This was due to the decrease in the average balance by $13.1 million, from $57.8 million for the three months ended March 31, 2008 to $44.6 million for the three months ended March 31, 2009. The decrease in the average yield earned on other investments of 255 basis points, from 2.96% for the three months ended March 31, 2008 to .41% for the three months ended March 31, 2009 was due to drastic declines in interest rates over the period.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $5.2 million for the three months ended March 31, 2008 to $3.5 million for the three months ended March 31, 2009, a decrease of $1.7 million or 32.9%. Interest on deposits decreased $1.3 million from $4.5 million for the three months ended March 31, 2008 to $3.2 million for the three months ended March 31, 2009 due to a decrease in the average balance of deposits of $45.5 million from $535.7 million for the three months ended March 31, 2008 to $490.2 million for the three months ended March 31, 2009. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts. The average cost of deposits decreased 77 basis points from 3.40% for the three months ended March 31, 2008 to 2.63% for the three months ended March 31, 2009. Interest on short-term borrowings remained stable at $100,000 for the three months ended March 31, 2009 and 2008. Interest on long-term borrowings decreased by $127,000 for the three months ended March 31, 2009. There were no long term borrowings for the three months ended March 31, 2009. Interest expense on the Junior Subordinated Debentures decreased by $256,000 from $450,000 for the three months ended March 31, 2008 to $194,000 for the three months ended March 31, 2009 due to the payoff of approximately $6.2 million of this debt during June 2008. Also contributing to the decline in interest expense on Junior Subordinated Debentures was a decrease in the average cost of funds on the debt of 322 basis points, from 7.76% for the three months ended March 31, 2008 to 4.54% for the three months ended March 31, 2009. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2009 and 2008. Total average assets are computed using month-end balances.

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

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$398,028	$6,104	6.13%	$410,950	$6,677	6.50%
Mortgage-backed securities	94,083	1,342	5.70	102,715	1,430	5.57
Investment securities	2,557	14	2.19	4,555	67	5.88
Other interest earning assets	44,635	35.31		57,777	428	2.96

Total Interest-earning assets	539,303	7,495	5.57	575,997	8,602	5.97
Bank Owned Life Insurance	14,190			13,109
Noninterest-earning assets	31,073			30,637

Total assets	$584,566			$619,743

Interest-bearing liabilities:
Deposits	$490,216	$3,210	2.63%	$535,752	$4,556	3.40%
Short-term FHLB Advances	10,000	111	4.44	10,000	106	4.24
Long-term FHLB Advances	—	—	—	10,000	127	5.08
Junior Subordinated Debentures	17,011	194	4.54	23,197	450	7.76
Other liabilities	1,276	—	.00	1,038	—	.00

Total interest-bearing liabilities	518,503	3,515	2.72	579,987	5,239	3.61

Noninterest-bearing liabilities	6,439			3,355

Total liabilities	524,942			583,342
Stockholders’ Equity	59,624			36,401

Total liabilities and stockholders’ equity	$584,566			$619,743

Net interest income		$3,980			$3,363

Interest rate spread			2.85%			2.36%

Net interest margin			2.95%			2.34%

Ratio average interest earning assets/interest- bearing liabilities			104.01%			99.31%

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

	For The Three Months Ended March 31,
	2009		Vs.	2008
	Increase (Decrease) Due to
	Volume	Rate		Rate/ Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(192)	$(393)		$12	$(573)
Mortgage-backed securities	(127)	41		(2)	(88)
Investment securities	(29)	(42)		18	(53)
Other interest-earning assets	(96)	(381)		84	(393)

Total interest-earning assets	(444)	(775)		112	(1,107)

Interest expense:
Deposits	(387)	(1,031)		72	(1,346)
Short-term FHLB advances	—	5		—	5
Long-term FHLB advances	(127)	—		—	(127)
Junior Subordinated Debentures	(119)	(188)		51	(256)

Total interest-bearing liabilities	(633)	(1,214)		123	(1,724)

Change in net interest income	$189	$439		$(11)	$617

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established an additional $150,000 provision for losses on loans during the three months ended March 31, 2009 as compared to no provision for the three months ended March 31, 2008. Loan charge-offs for the three months ended March 31, 2009 were $48,000 as compared to $36,000 for the three months ended March 31, 2008, an increase of $12,000. Loan recoveries were $39,000 for the three months ended March 31, 2009 compared to $78,000 for the three months ended March 31, 2008. Nonperforming loans at March 31, 2009 were $1.9 million as compared to $835,000 at September 30, 2008. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased $22,000, from $429,000 for the three months ended March 31, 2008 to $451,000 for the three months ended March 31, 2009. The increase in other income for the three months ended March 31, 2009 was primarily attributable to gains of $18,000 from the sale of foreclosed real estate and repossessed assets. Fees on transaction accounts decreased $14,000, or 6.3%, from $222,000 for the three months ended March 31, 2008 to $208,000 for the three months ended March 31, 2009. Income from Bank Owned Life Insurance (“BOLI”) increased $13,000 for the three months ended March 31, 2009 from $110,000 for the three months ended March 31, 2008, to $123,000 for the three months ended March 31, 2009. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $435,000, or 11.7%, from $3.7 million for the three months ended March 31, 2008 to $4.2 million for the three months ended March 31, 2009. This was primarily due to the increase in salaries and related expenses by $227,000, or 12.0%, from $1.9 million for the three months ended March 31, 2008 to $2.1 million for the three months ended March 31, 2009. Also contributing to the increase were professional fees which increased $125,000, or 135.9% from $92,000 for the three months ended March 31, 2008 to $217,000 for the three months ended March 31, 2009. The increase in professional fees was primarily due to increased legal and consulting services. Data processing fees increased $20,000, or 5.3%, from $377,000 for the three months ended March 31, 2008 to $397,000 for the three months ended March 31, 2009. This increase was due to the increase in the data processor’s contract fees. Occupancy expense also increased by $37,000, or 6.3% from $586,000 for the three months ended March 31, 2008 to $623,000 for the three months ended March 31, 2009. Other expenses increased by $71,000, or 124.6% from $57,000 for the three months ended March 31, 2008 to $128,000 for the three months ended March 31, 2009.

Income Taxes. Our income tax expense was $11,000 and $18,000 for the three months ended March 31, 2008 and 2009, respectively. The change in income taxes for the three months ended March 31, 2009 as compared to the same period in the prior year was primarily due to improved pretax earnings and fluctuations in income from bank owned life insurance, which impacts our effective tax rate since it is not subject to income taxes.

Loans Receivable

Loans receivable at March 31, 2009 and September 30, 2008 consist of the following:

(in thousands)	March 31, 2009	September 30, 2008
Single-family residential mortgages	$152,207	$165,341
Single-family rental property loans	46,465	41,819
Commercial real estate loans	128,401	127,596
Construction loans	27,628	24,967
Commercial loans unsecured	324	329
Commercial lease loans	3,634	4,612
Commercial lines of credit	7,376	8,328
Automobile loans	10,807	15,490
Home equity lines of credit	22,971	17,914
Other consumer loans	2,199	2,124

	402,012	408,520

Add – purchase accounting premiums, net	106	158
Less – undisbursed portion of loans in process	(2,882)	(4,595)
– unearned interest	(271)	(534)
– deferred loan origination fees and costs	(327)	(408)
– allowance for loans losses	(2,973)	(2,672)

	$395,665	$400,469

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At March 31, 2009	At September 30, 2008
	(In thousands)
Commitments to originate new loans	$7,127	$1,725
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	30,580	26,242
Commercial letters of credit	1,319	920

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

Asset Quality

At March 31, 2009, we had $1.9 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing .32% of total assets. At September 30, 2008, non-performing assets were $2.1 million or .37% of assets. Our net recoveries (charge-offs) for the three months ended March 31, 2009 and March 31, 2008 were $1,000 and $24,000, respectively. Our allowance for loan losses was $3.0 million at March 31, 2009 compared to $2.7 million at September 30, 2008.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2009	At September 30, 2008
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single family residential	$1,021	$291
Multi-family residential	—	—
Commercial real estate	857	369
Construction	—	—
Commercial leases	—	173
Land	—	—
Consumer Loans	1	2

Total nonaccrual loans	1,879	835
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	1,879	835
Other non-performing assets	—	1,244

Total nonperforming assets	$1,879	$2,079

Nonperforming loans to loans receivable	.47%	.21%
Nonperforming assets as a percentage of loans and foreclosed real estate	.47%	.52%
Nonperforming assets to total assets	.32%	.37%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Six months Ended March 31
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$2,672	$2,650

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	(84)	—
Construction	—	—
Commercial Loans	—	—
Consumer	(45)	(145)

Total charge-offs	(129)	(145)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	130	169

Total recoveries	130	169
Net loans recovered (charged-off)	1	24
Provision for loan losses	300	—

Balance at end of period	$2,973	$2,674

Ratio of net recoveries (charge-offs) to average loans outstanding during the period	—%	.01%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2009, the Company had $2.2 million in classified assets, consisting of $2.2 million in substandard and loss loans, and $0 in repossessed assets. At September 30, 2008, the Company had $2.2 million in substandard and loss loans, consisting of $2.2 million in loans, $14,000 in foreclosed real estate and $1.2 million in real estate owned.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At March 31, 2009, we have identified approximately $10.7 million in assets classified as special mention. At September 30, 2008, $10.5 million in assets were classified as special mention.

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but are expected to have occurred. Management conducts regular reviews of the Banks’ assets and evaluates the need to establish allowances on the basis of these reviews. Allowances are established by management and reviewed by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally.

Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the collateral.

Asset quality concerns remains high as a result of declining conditions in housing and credit markets. The Bank has no direct sub-prime or Alt-A loss exposure in its loan portfolio. Levels of “special mention” , substandard and loss assets remained comparable between September 30, 2008 and March 31, 2009. Additionally, loan chargeoffs have not increased as compared with the same periods during the preceding fiscal year.

Liquidity and Capital Resources

At March 31, 2009, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 7 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2009 and 2008, the Company had $31.0 million and $37.7 million, respectively, of gross loan originations. During the six months ended March 31, 2009 and 2008, the Company did not purchase any investment securities. During the six months ended March 31, 2009 and 2008 the Company purchased mortgage-backed securities in the amounts of $10.2 million and $0, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain additional advances from the FHLB of Atlanta in the amount of $133.7 million as of March 31, 2009. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of March was approximately 34.0%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2009, cash, interest-bearing deposits in other banks and federal funds sold were $6.0 million, $6.4 million and $49.0 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2009 totaled $232.1 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2009, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $1.3 million, $30.6 million and $7.1 million, respectively.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 4.74% at March 31, 2009. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the recently completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company, while retaining sufficient liquidity to cover at least two years of projected operating expenses.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 4.09% at March 31, 2009. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $1.6 million during the year ended September 30, 2008 and $539,000 during the six months ended March 31, 2009.

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

For information refarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 29, 2008. As of March 31, 2009, the risk factors of the Company have not changed materially from those reported in the Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
10.1	Standstill Agreement, dated March 20, 2009, between BCSB Bancorp, Inc. and Financial Edge Fund, L.P., Financial Edge - Strategic Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated herin by reference into this doucument from the Exhibits to Form 8-K filed with the Securities and Exchange Commission on March 25, 2009

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: May 13, 2009	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: May 13, 2009	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)