Form 10-Q
period 2009-06-30
BCSB Bancorp Inc.
filed 2009-08-13
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009 the issuer had 3,121,076 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009	September 30, 2008
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$8,324	$8,305
Interest-bearing deposits in other banks	30,712	5,741
Federal funds sold	17,075	20,937

Cash and cash equivalents	56,111	34,983
Interest bearing time deposits	100	100
Investment securities, available for sale	—	994
Loans receivable, net	398,881	400,469
Mortgage-backed securities, available for sale	91,083	89,956
Foreclosed real estate and repossessed assets	639	1,244
Premises and equipment, net	9,241	9,762
Federal Home Loan Bank of Atlanta stock, at cost	1,485	1,559
Bank owned life insurance	14,771	14,389
Goodwill and other intangible assets	2,404	2,431
Accrued interest and other assets	12,361	11,195

Total assets	$587,076	$567,082

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$27,352	$25,498
Interest-bearing	476,018	459,293

Total deposits	503,370	484,791
Short Term Advances from the Federal Home Loan Bank of Atlanta	—	10,000
Junior Subordinated Debentures	17,011	17,011
Other liabilities	7,133	5,525

Total liabilities	527,514	517,327

Commitments and Contingencies
Stockholders’ Equity
Preferred stock (par value $.01 – 5,000,000 authorized, 10,800 and 0 shares issued and outstanding at June 30, 2009 and September 30, 2008, respectively)	10,341	—
Common stock (par value $.01 – 50,000,000 authorized, 3,121,076 issued and outstanding at June 30, 2009 and September 30, 2008, respectively)	31	31
Additional paid-in capital	39,384	38,839
Obligation under Rabbi Trust	1,035	1,100
Retained earnings (substantially restricted)	14,153	14,484
Accumulated other comprehensive loss (net of taxes)	(3,275)	(2,467)
Employee Stock Ownership Plan	(1,120)	(1,181)
Stock held by Rabbi Trust	(987)	(1,051)

Total stockholders’ equity	59,562	49,755

Total liabilities and stockholders’ equity	$587,076	$567,082

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$18,449	$20,131	$6,058	$6,542
Interest on mortgage–backed securities	3,911	4,202	1,282	1,312
Interest and dividends on investment securities	33	191	2	43
Other interest income	156	1,594	38	357

Total interest income	22,549	26,118	7,380	8,254
Interest Expense
Interest on deposits	9,720	13,441	3,001	4,026
Interest on borrowings – short term	284	337	59	121
Interest on borrowings – long term	—	306	—	60
Other interest expense – debentures	727	1,319	189	358

Total interest expense	10,731	15,403	3,249	4,565

Net interest income	11,818	10,715	4,131	3,689
Provision for losses on loans	900	—	600	—

Net interest income after provision for losses on loans	10,918	10,715	3,531	3,689
Other Income
Total other-than-temporary impairment charges	(1,892)	—	(1,892)	—
Less: Portion included in other comprehensive income (pre-tax)	1,392	—	1,392	—

Net other-than-temporary impairment charges on securities available for sale	(500)	—	(500)	—
Gain (loss) on repossessed assets	196	(63)	6	(21)
Mortgage banking operations	25	37	11	14
Fees on transaction accounts	717	746	216	270
Income from bank owned life insurance	331	373	172	128
Miscellaneous income	424	341	233	149

Other income, net	1,193	1,434	138	540
Non-Interest Expenses
Salaries and related expense	6,026	6,137	2,112	2,037
Occupancy expense	1,778	1,704	576	557
Federal deposit insurance premiums	789	444	483	127
Data processing expense	1,181	1,122	372	381
Property and equipment expense	708	855	223	284
Professional fees	694	320	237	135
Advertising	404	442	172	153
Telephone, postage and office supplies	284	304	93	84
Other expenses	489	305	175	52

Total non-interest expenses	12,353	11,633	4,443	3,810

(Loss) Income before tax (benefit) provision	(242)	516	(774)	419
Income tax (benefit) expense	(166)	82	(356)	134

Net (Loss) Income	(76)	434	(418)	285
Preferred stock dividends and discount accretion	(322)	—	(157)	—

Net (Loss) Income available to common shareholders	$(398)	$434	$(575)	$285

Net (Loss) Income Per Share of Common Stock:
Basic and diluted (loss) income per share of common stock	$(.14)	$.14	$(.20)	$.09

Dividends per share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) (UNAUDITED)

	For the Nine Months Ended June 30,
	2009	2008
	(in thousands)
Net (Loss) income	$(76)	$434
Other comprehensive loss, net of tax:
Unrealized net holding (losses) on Available-for-sale portfolios, net of benefit of $(582) and $(1,011), respectively	(808)	(1,606)

Comprehensive Loss	$(884)	$(1,172)

	For the Three Months Ended June 30,
	2009	2008
	(in thousands)
Net (Loss) Income	$(418)	$285
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on Available-for-sale portfolios, net of tax (benefit) of $116 and $(1,405), respectively	178	(2,233)

Comprehensive Loss	$(240)	$(1,948)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2009	2008
	(dollars in thousands)
Operating Activities
Net (loss) income	$(76)	$434
Adjustments to reconcile net (loss) income to
Net Cash Provided by Operating Activities
Other-than-temporary impairment charges on securities available for sale	500	—
Amortization of deferred loan fees and cost, net	157	168
Non-cash compensation under stock-based benefit plan	169	144
Provision for losses on loans	900	—
Amortization of purchase premiums and discounts, net	(58)	(65)
Provision for depreciation	761	769
(Gains) loss on sale of repossessed assets	(196)	63
Increase in cash surrender value of bank owned life insurance	(331)	(374)
(Increase) decrease in accrued interest and other assets	(583)	1,647
(Decrease) increase in other liabilities	(813)	2,957
Decrease in obligation under Rabbi Trust	(65)	(46)

Net cash provided by operating activities	365	5,697
Cash Flows from Investing Activities
Purchase of bank owned life insurance	(51)	(49)
Proceeds from maturities of investment securities – available for sale	1,000	3,000
Net decrease in loans	(112)	13,351
Purchase of mortgage-backed securities – available for sale	(16,216)	—
Principal collected on mortgage-backed securities	13,205	9,141
Proceeds from sales of foreclosed real estate and repossessed assets	1,516	208
Investment in premises and equipment	(240)	(218)
Redemption of Federal Home Loan Bank of Atlanta Stock, net	74	711

Net cash (used) provided by investing activities	(824)	26,144

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Nine Months Ended June 30,
	2009	2008
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$19,249	$(48,198)
Net increase in advances by borrowers for taxes and insurance	1,751	1,700
Net proceeds from stock offering	—	17,140
Loan to employee stock ownership plan	—	(1,222)
Repayment of Federal Home Loan Bank of Atlanta advances	(10,000)	(10,000)
Redemption of Junior Subordinated debentures	—	(6,186)
Net proceeds from preferred stock offering (Troubled Asset Relief Program “TARP”)	10,800	—
Dividends paid on preferred stock	(213)	—

Net cash provided (used) by financing activities	21,587	(46,766)

Increase (decrease) in cash equivalents	21,128	(14,925)
Cash and cash equivalents at beginning of period	34,983	76,016

Cash and cash equivalents at end of period	$56,111	$61,091

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$9,750	$15,403

Income taxes	$20	$—

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through August 14, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2008.

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

Note 3 - Organization

The Company is a Maryland corporation which was recently organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008, discussed further below. The Bank operates as a federally chartered stock savings association. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). The maximum insurance limit is scheduled to revert to $100,000 after December 31, 2013. The Bank’s non-interest earning demand deposit accounts currently have unlimited FDIC insurance.

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

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and BCSB Bancorp, Inc., was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Organization – continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of June 30, 2009 and September 30, 2008.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
June 30, 2009
US Government and Agency obligations	$—	$—	$—	$—

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:
September 30, 2008
US Government and Agency obligations	$1,000	$—	$(6)	$994

Note 5 - Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage backed securities are as follows as of June 30, 2009 and September 30, 2008:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
June 30, 2009
GNMA certificates	$3,740	$170	$—	$3,910
Collateralized mortgage obligations	22,709	—	(7,846)	14,863
FNMA certificates	50,169	1,524	—	51,693
FHLMC participating certificates	19,873	744	—	20,617

	$96,491	$2,438	$(7,846)	$91,083

September 30, 2008
GNMA certificates	$3,805	$172	$—	$3,977
Collateralized mortgage obligations	25,143	—	(3,976)	21,167
FNMA certificates	44,389	171	(276)	44,284
FHLMC participating certificates	20,632	75	(179)	20,528

	$93,969	$418	$(4,431)	$89,956

There were no sales of available for sale mortgage backed securities during the nine months ended June 30, 2009 or the year ended September 30, 2008.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Mortgage-Backed Securities - continued

Below are schedules of both investment securities and mortgage backed securities with unrealized losses as of June 30, 2009 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	5,805	(27)	—	—	5,805	(27)
Collateralized mortgage obligations	—	—	14,863	(7,846)	14,863	(7,846)

Total temporarily impaired securities	$5,805	$(27)	$14,863	$(7,846)	$20,668	$(7,873)

At June 30, 2009 the Company has seven securities in an unrealized loss position.

During the quarter ended June 30, 2009, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities and resulted in a pre-tax charge to earnings of $500,000. This security was rated “AA” by S&P at origination. This security had an original principle balance of $5.0 million and has a current principle balance of $3.4 million. This security has an estimated fair value of $1.5 million at June 30, 2009. Most of the decline in fair value related to this security is principally due to non-credit factors. Impairment is evaluated considering numerous factors, and their relative significance varies case to case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the security in order to allow for an anticipated recovery in market value. Under the revised guidance, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 7 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the nine and three month periods ended June 30, 2009 and 2008 are as follows:

	For the Nine Months Ended June 30,
	2009			2008
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$(76)	2,906	$(.03)	$434	3,052	$.14
Less preferred dividend	(322)	2,906	(.11)	—	—	—

Income available to common shareholders	(398)	2,906	(.14)	434	3,052.14
Diluted EPS
Effect of dilutive shares	—	—	—	—	12	—

Income available to common shareholders plus assumed conversions	$(398)	2,906	$(.14)	$434	3,064.14

	For the Three Months June 30,
	2009			2008
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
Net Income	$(418)	2,909	$(.14)	$285	2,925	$.09
Less preferred dividend	(157)	2,909	(.06)	—	—	—

Income (loss) available to common shareholders	(575)	2,909	(.20)	285	2,925.09
Diluted EPS
Effect of dilutive shares	—	—	—	—	10	—

Income (loss) available to common shareholders plus assumed conversions	$(575)	2,909	$(.20)	$285	2,935	$.09

Options to purchase 85,971 shares which were outstanding at June 30, 2009 and 86,151 shares which were outstanding June 30, 2008, were not included in the computation of diluted EPS because the effect of which would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Preferred Stock

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

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Under the original terms of the Purchase Agreement, the Company is prohibited from redeeming the Series A preferred stock within the first three years unless it completed a qualified equity offering whereby it received aggregate gross proceeds of not less than $2.7 million. However, the provisions introduced by the American Recovery and Reinvestment Act of 2009 indicate that once the Company notifies Treasury that it would like to redeem the Series A preferred stock, the Treasury must permit the Company to do so subject to consultation with the OTS. The Company will be subject to existing supervisory procedures for approving redemption requests for capital instruments. The OTS will weigh the Company’s desire to redeem the Series A preferred stock against the contribution of Treasury capital to the Company’s overall soundness, capital adequacy and ability to lend, including confirming that the Company has a comprehensive internal capital assessment process.

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

Note 9 - Regulatory Capital

The following table sets forth the Bank’s capital position at June 30, 2009.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$64,518	11.16%	$8,672	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	64,518	16.74	N/A	N/A	(3)		23,126	6.00
Core (1)	64,518	11.16	23,125	4.00			28,906	5.00
Risk-weighted (2)	67,382	17.48	30,835	8.00			38,544	10.00

(1)	To adjust total assets

(2)	To risk-weighted assets

(3)	Not applicable

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Stock Option Plans

The Company has a stock option plan (the “Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002, 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the nine months ended June 30, 2009.

At the May 20, 2009 annual meeting the Company approved a 2009 equity incentive plan, the aggregate number of shares of common stock reserved and available for issuances pursuant to awards granted under the 2009 Plan is 268,437, of which the Committee may grant up to 76,697 in the form of restricted stock and/or performance awards and 191,740 in the form of stock options. For the period ending June 30, 2009 there were no options granted from this plan.

At June 30, 2009 there were 9,738 shares under option with an exercise price of $15.19 and a weighted average remaining life of .02 years, 26,451 shares with an exercise price of $21.60 and a weighted average remaining life of 3.00 years, 4,211 shares with an exercise price of $28.44 and a weighted average remaining life of 7.50 years, 1,053 shares with an exercise price of $17.95 and a weighted average life of 8.50 years, and 5,549 shares with an exercise price of $11.61 and a weighted average life of 8.75 years. The total exercisable shares of 47,002 have a weighted average remaining life of 3.50 years, and an aggregate intrinsic value of $0.

In connection with the second-step conversion completed in April 10, 2008 all outstanding options and shares were adjusted based upon the .5264 exchange ratio. The number of shares subject to options and the exercise prices were adjusted to reflect the proportional change in values that resulted from the exchange.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the activity related to options under all plans for the three months ended June 30, 2009.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2008	86,151	$18.99
Options exercised	—	—
Forfeited	(11,976)	20.26
Granted	11,796	8.25

Outstanding at June 30, 2009	85,971	$17.08

Exercisable at June 30, 2009	47,002	$19.63

There were 11,796 options granted during the nine months ended June 30, 2009 and 22,193 were granted during the nine months ended June 30, 2008. The fair values of our options granted were calculated using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended June 30, 2009 and for the nine months ended June 30, 2008.

	2009	2008
Dividend Yield	$0%	$0%
Expected volatility	37.41	29.42
Risk-free interest rate	.76	3.15
Expected lives	7.5 years	10.00 years

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141, Revised 2007 (SFAS 141R), “Business Combinations”. SFAS 141R’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” SFAS 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued Staff Positions FAS 107-1 and APB 28-1, FAS 157-4, FAS 115-2 and FAS 124-2, Other Than Temporary Impairment. FASB has issued FSPs to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. The FSPs will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the FSPs effective for the period ending June 30, 2009 As a result of the adoption of the FSP’s, impairment recognition for the Company’s investment and mortgage-backed securities are now segmented into credit and non credit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective June 15, 2009 and did not have a material impact on our Consolidate Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective September 15, 2009, and will not have a material impact on our Consolidated Financial Statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $1.3 million of standby letters of credit as of June 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2009 for guarantees under standby letters of credit issued is not considered to be material.

Note 13 - Fair Value Measurements

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 13 - Fair Value Measurements - continued

The following table presents the financial instruments measured at fair value on the recurring basis as of June 30, 2009 on the Consolidated Statement of Financial Condition utilizing the SFAS No. 157 hierarchy discussed above.

	At June 30, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3	Total changes In fair values Included in Period Earnings
Securities available for sale	$91,083	$—	$91,083	$—	$500	(1)

(1)	Represents other-than-temporary-impairment charges taken on certain Level 2 securities

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

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. Foreclosed real estate was $639,000 at June 30, 2009.

Impaired loans are classified as Level 3 within the valuation hierarchy.

	At June 30, 2009
($ in thousands)	Total	Level 1	Level 2		Level 3
Impaired Loans	$3,680	$—		$—	$3,680
Foreclosed Real Estate and Repossessed Assets	$639	$—		$—	$639

Total	$4,319	$—	$		$4,319

($ in thousands)	Impaired Loans
Balance at September 30, 2008	$835
Total net gains for the year	—
Net transfers in/(out) Level 3	3,484

Balance at June 30, 2009	$4,319

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$196

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Disclosures About Fair Value of Financial Instruments

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows:

	June 30, 2009		September 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Amounts in Thousands)
Financial Assets
Cash	$8,324	$8,324	$8,305	$8,305
Interest-bearing deposits in other banks	30,712	30,712	5,741	5,741
Federal funds sold	17,075	17,075	20,937	20,937
Interest-bearing time deposits	100	100	100	100
Investment securities – available for sale	—	—	994	994
Loans Receivable
Mortgage loans	387,621	391,085	383,459	385,515
Share loans	739	739	758	758
Consumer loans	10,521	10,819	16,252	16,475
Mortgage-backed securities – available for sale	91,083	91,083	89,956	89,956
Federal Home Loan Bank of Atlanta stock	1,485	1,485	1,559	1,559
Accrued interest receivable	2,282	2,282	2,811	2,811
Mortgage servicing rights	316	316	379	379

Financial Liabilities
Deposits	$503,370	$505,479	$484,791	$485,306
Federal Home Loan Bank of Atlanta advances	—	—	10,000	9,991
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accrued interest payable	67	67	41	41

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, F.S.B. and its subsidiaries (the “Bank”). The Company’s primary asset is its investment in the Bank. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this Quarterly Report on Form 10-Q, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At June 30, 2009, the Company had total assets of $587.1 million, total deposits of $503.4 million and stockholders’ equity of $59.6 million.

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

Completed Reorganization

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist, a newly organized Maryland corporation, BCSB Bancorp, Inc., became the holding company for the Bank. As part of the conversion a total of 1,976,538 shares the Company’s common stock were sold at $10.00 per share in a public offering and the Company received net proceeds of approximately $17.1 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank. The Company also loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock. As part of the conversion, each outstanding public share of BCSB Bankcorp, Inc. was exchanged for 0.5264 shares of the Company’s common stock. Information herein for dates and periods prior to April 10, 2008 reflects such information for BCSB Bankcorp, Inc.

Recent Developments

FDIC Deposit Insurance Fund Restoration Plan Announced

On February 27, 2009, the FDIC announced a proposed rule outlining its plan to implement an emergency special assessment on all insured depository institutions in order to restore the Deposit Insurance Fund to an acceptable level. The assessment, which is assessed as of June 30, 2009 and is payable on September 30, 2009, is in addition to increases in regular premiums assessed by the FDIC. In addition, the proposed rule provides that after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that the FDIC believes would adversely affect public confidence, or to a level which is close to or less than zero at the end of a calendar quarter, then an additional emergency special assessment may be imposed on all insured depository institutions. The FDIC special assessment was estimated to be $270,000 for the period ended June 30, 2009.

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

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Management reviews criteria such as the magnitude and duration of the decline, as well as the reasons for the decline, to predict whether the loss in value is other than temporary. We adopted FSP No. 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP No. FAS 115-1 and FAS 124-2, Recognition and Presentation of Other Than Temporary Impairments, for the quarter ended June 30, 1009. As a result of the adoption of the FSPs, impairment recognition is now segmented into credit and noncredit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

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

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

During the nine months ended June 30, 2009, assets increased by $20.0 million, or 3.5%, from $567.1 million at September 30, 2008 to $587.1 million at June 30, 2009. Our cash and cash equivalents increased $21.1 million, or 60.4% from $35.0 million at September 30, 2008 to $56.1 million at June 30, 2009 due to proceeds received from our participation in TARP as described below and an increase in deposits. Net loans receivable decreased $1.6 million, or .40%, from $400.5 million at September 30, 2008 to $398.9 million at June 30, 2009. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. We have ceased our indirect auto lending program. The indirect loan portfolio, which was $4.4 million at June 30, 2009, is expected to decline over time as the loans are paid down. Mortgage-backed securities available for sale increased by $1.1 million, or 1.2%, from $90.0 million at September 30, 2008 to $91.1 million at June 30, 2009 resulting from securities purchased during the period. At June 30, 2009, all mortgage-backed securities were classified as available for sale for liquidity purposes. The cash surrender value on the bank owned life insurance increased $382,000, or 2.6% from $14.4 million at September 30, 2008 to $14.8 million at June 30, 2009.

Deposits increased by $18.6 million, or 3.8%, from $484.8 million at September 30, 2008 to $503.4 million at June 30, 2009. The Bank’s current strategy remains focused on increasing core deposits such as checking and savings accounts. During the quarter ended June 30, 2009 the Bank repaid the $10.0 million in Federal Home Loan Bank advances outstanding as of September 30, 2008. Advances may be used to fund loan demand when other available liquidity sources do not meet this demand.

Stockholders’ equity increased by $9.8 million, or 19.7%, from $49.8 million at September 30, 2008 to $59.6 million at June 30, 2009. On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Company contributed $5.5 million or approximately 51% of the net proceeds to the Bank in the form of a capital contribution. This was partially offset by an increase in the accumulated other comprehensive loss of $808,000 from $(2.5) million at September 30, 2008 to $(3.3) million at June 30, 2009.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Under the original terms of the Purchase Agreement, the Company is prohibited from redeeming the Series A preferred stock within the first three years unless it completed a qualified equity offering whereby it received aggregate gross proceeds of not less than $2.7 million. However, the provisions introduced by the American Recovery and Reinvestment Act of 2009 indicate that once the Company notifies Treasury that it would like to redeem the Series A preferred stock, the Treasury must permit the Company to do so subject to consultation with the OTS. The Company will be subject to existing supervisory procedures for approving redemption requests for capital instruments. The OTS will weigh the Company’s desire to redeem the Series A preferred stock against the contribution of Treasury capital to the Company’s overall soundness, capital adequacy and ability to lend, including confirming that the Company has a comprehensive internal capital assessment process.

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

Our accumulated other comprehensive loss net of taxes was $3.3 million at June 30, 2009, compared to accumulated other comprehensive loss net of taxes of $2.5 million at September 30, 2008. At June 30, 2009, we had $7.8 million of gross unrealized losses related to collateralized mortgage obligations with an amortized cost of $22.7 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $4.0 million as of September 30, 2008. We recorded other-than-temporary impairment (“OTTI”) charges of $500,000 on these securities during the three months ended June 30, 2009. We have the ability and intent to hold these securities to maturity, and, to date, the securities have performed in accordance with their terms. If in the future it is determined that declines in market values with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations.

Comparison of Operating Results for the Nine Months Ended June 30, 2009 and 2008

Net Income. Net income decreased by $510,000 from $434,000 for the nine months ended June 30, 2008 to a loss of $76,000 for the nine months ended June 30, 2009. The decrease was primarily due to the increase in the provision for losses on loans of $900,000, an other-than-temporary impairment charge of $500,000, increased FDIC insurance premiums and additional professional fees. The decrease was partially offset by improved net interest income and gain on sale of foreclosed real estate and repossessed assets.

Net Interest Income. Net interest income increased by $1.1 million, or 10.3%, from $10.7 million for the nine months ended June 30, 2008 to $11.8 million for the nine months ended June 30, 2009. The increase in net interest income primarily was due to an improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 46 basis points from 2.47% for the nine months ended June 30, 2008 to 2.93% for the nine months ended June 30, 2009.

Interest Income. Interest income decreased by $3.6 million, or 13.7% from $26.1 million for the nine months ended June 30, 2008 to $22.5 million for the nine months ended June 30, 2009. Interest and fees on loans decreased by $1.7 million, or 8.4%, from $20.1 million for the nine months ended June 30, 2008 to $18.4 million for the nine months ended June 30, 2009. This was partially due to a decrease in the average balance of loans receivable of $15.7 million from $412.8 million for the nine months ended June 30, 2008 to $397.0 million for the nine months ended June 30, 2009. The average rate earned on loans also declined by 30 basis points from 6.50% for the nine months ended June 30, 2008 to 6.20% for the nine months ended June 30, 2009. Interest income on mortgage-backed securities decreased by $291,000 or 6.9%, from $4.2 million for the nine months ended June 30, 2008 to $3.9 million for the nine months ended June 30, 2009. This decrease was primarily due to a decrease in the average balance of mortgage-backed securities from $102.0 million for the nine months ended June 30, 2008 to $92.3 million for the nine months ended June 30, 2009. Interest and dividends on investment securities decreased by $158,000, or 82.7% from $191,000 for the nine months ended June 30, 2008 to $33,000 for the nine months ended June 30, 2009. This was primarily due to a decrease in the average balance from $4.3 million for the nine months ended June 30, 2008 to $2.2 million for the nine months ended June 30, 2009 as these securities matured. Other interest income, which primarily consists of the investment in overnight federal funds decreased by $1.4 million, or 90.2% from $1.6 million for the nine months ended June 30, 2008 to $156,000 for the nine months ended June 30, 2009. The decrease was primarily due to a decrease in the average yield on other investments of 308 basis points, from 3.52% for the nine months ended June 30, 2008 to ..44 % for the nine months ended June 30, 2009 due to drastic declines in interest rates over the period. The average balance of other interest earning assets also decreased by $13.4 million, from $60.5 million for the nine months ended June 30, 2008 to $47.0 million for the nine months ended June 30, 2009.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $15.4 million for the nine months ended June 30, 2008 to $10.7 million for the nine months ended June 30, 2009, a decrease of $4.7 million or 30.3%. Interest on deposits decreased $3.7 million from $13.4 million for the nine months ended June 30, 2008 to $9.7 million for the nine months ended June 30, 2009. This decrease was due to the decrease in the average cost of deposits of 71 basis points from 3.34% for the nine months ended June 30, 2008 to 2.63% for the nine months ended June 30, 2009. There was also a decrease in the average balance of deposits of $44.9 million from $537.0 million for the nine months ended June 30, 2008 to $492.1 million for the nine months ended June 30, 2009. The Bank’s current strategy is to focus on increasing core deposits such as checking and savings accounts. This strategy is at least partially responsible for the decrease in the average cost of deposits. Interest on long-term borrowings decreased by $306,000 for the nine months ended June 30, 2009 as there were no long term borrowings outstanding during the period. Interest expense on the Junior Subordinated Debentures decreased by $592,000 or 44.9% from $1.3 million for the nine months ended June 30, 2008 to $727,000 for the nine months ended June 30, 2009 due to the payoff of approximately $6.2 million of this debt during June 2008. Also contributing to the decline in interest expense on Junior Subordinated Debentures was a decrease in the average cost of funds on the debt of 189 basis points, from 7.59% for the nine months ended June 30, 2008 to 5.70% for the nine months ended June 30, 2009. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2009 and 2008. Total average assets are computed using month-end balances.

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

	For the Nine Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$397,040	$18,449	6.20%	$412,772	$20,131	6.50%
Mortgage-backed securities	92,277	3,911	5.65	101,988	4,202	5.49
Investment securities	2,241	33	1.96	4,332	191	5.88
Other interest earning assets	47,049	156.44		60,464	1,594	3.52

Total Interest-earning assets	538,607	22,549	5.58	579,556	26,118	6.01
Bank Owned Life Insurance	14,658			14,045
Noninterest-earning assets	29,017			29,197

Total assets	$582,282			$622,798

Interest-bearing liabilities:
Deposits	$492,150	$9,720	2.63%	$537,038	$13,441	3.34%
Short-term FHLB Advances	8,425	284	4.49	10,000	337	4.49
Long-term FHLB Advances	—	—	—	8,462	306	4.82
Junior Subordinated Debentures	17,011	727	5.70	23,175	1,319	7.59
Other liabilities	1,839	—	.00	1,455	—	.00

Total interest-bearing liabilities	519,425	10,731	2.75	580,130	15,403	3.54

Noninterest-bearing liabilities	5,338			1,941

Total liabilities	524,763			582,071
Stockholders’ Equity	57,519			40,727

Total liabilities and stockholders’ equity	$582,282			$622,798

Net interest income		$11,818			$10,715

Interest rate spread			2.83%			2.47%

Net interest margin			2.93%			2.47%

Ratio average interest earning assets/interest-bearing liabilities			103.69%			99.90%

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

	For Nine Months Ended June 30,
	2009		Vs.	2008
	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(786)	$(931)		$35	$(1,682)
Mortgage-backed securities	(401)	122		(12)	(291)
Investment securities	(92)	(127)		61	(158)
Other interest-earning assets	(351)	(1,397)		310	(1,438)

Total interest-earning assets	(1,630)	(2,333)		394	(3,569)
Interest expense:
Deposits	(1,123)	(2,834)		236	(3,721)
Short-term FHLB advances	(53)	—		—	(53)
Long-term FHLB advances	(306)	—		—	(306)
Junior Subordinated Debentures	(350)	(329)		87	(592)

Total interest-bearing liabilities	(1,832)	(3,163)		323	(4,672)

Change in net interest income	$202	$830		$71	$1,103

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established an additional $900,000 provision for losses on loans during the nine months ended June 30, 2009 as compared to no provision for the nine months ended June 30, 2008. Additional loan loss provisions during the three months ended June 30, 2009 were necessary to address increases in troubled assets and the continued decline in overall economic conditions. Loan charge-offs for the nine months ended June 30, 2009 were $291,000 as compared to $190,000 for the nine months ended June 30, 2008, a increase of $101,000. Loan recoveries were $176,000 for the nine months ended June 30, 2009 compared to $215,000 for the nine months ended June 30, 2008. Nonperforming loans at June 30, 2009 were $1.8 million as compared to $835,000 at September 30, 2008. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income decreased $241,000, from $1.4 million for the nine months ended June 30, 2008 to $1.2 million for the nine months ended June 30, 2009. The decrease in other income for the nine months ended June 30, 2009 was primarily attributable to an other-than-temporary impairment charge of $500,000 on the Alt-A mortgage backed securities. The decrease was partially offset by an increase of $259,000 from the gains on the sale of foreclosed real estate and repossessed assets and an $83,000 increase in miscellaneous income which was primarily due to increased commissions from investment services.

Non-interest Expenses. Total non-interest expenses increased by $720,000, or 6.2%, from $11.6 million for the nine months ended June 30, 2008 to $12.3 million for the nine months ended June 30, 2009. This was primarily due to the increase in professional fees of $374,000, or 117.0% from $320,000 for the nine months ended June 30, 2008 to $694,000 for the nine months ended June 30, 2009. The increase in professional fees was primarily due to increased legal and consulting services. Federal deposit insurance premiums also increased by $345,000, from $444,000 for the nine months ended June 30, 2008 to $789,000 for the nine months ended June 30, 2009. This increase was due to the increase in FDIC premiums and the special assessment of $270,000. Data processing fees increased $59,000, or 5.3%, from $1.1 million for the nine months ended June 30, 2008 to $1.2 million for the nine months ended June 30, 2009. This increase was due to the increase in the data processor’s contract fees. Occupancy expense increased by $74,000, or 4.3%, from $1.7 million for the nine months ended June 30, 2008 to $1.8 million for the nine months ended June 30, 2009. Other expenses also increased by $184,000, or 60.3% from $305,000 for the nine months ended June 30, 2008 to $489,000 for the nine months ended June 30, 2009 due to a combination of certain one time expenses, including foreclosure expenses. These increases were partially offset by a decrease in salaries and related expenses of $111,000, or 1.8%, from $6.1 million for the nine months ended June 30, 2008 to $6.0 million for the nine months ended June 30, 2009. The decrease in salaries was primarily related to initiatives to improve efficiency, which resulted in staff reductions during the later part of fiscal year ended September 30, 2008. Property and equipment expenses decreased by $147,000, or 17.2%, from $855,000 for the nine months ended June 30, 2008 to $708,000 for the nine months ended June 30, 2009. Telephone postage and office supplies decreased by $20,000, or 6.6% from $304,000 for the nine months ended June 30, 2008 to $284,000 for the nine months ended June 30, 2009. Advertising expense decreased by $38,000, or 8.6%, from $442,000 for the nine months ended June 30, 2008 to $404,000 for the nine months ended June 30, 2009.

Income Taxes. Our income tax expense (benefit) was $82,000 and $(166,000) for the nine months ended June 30, 2008 and 2009, respectively. The change in income taxes for the nine months ended June 30, 2009 as compared to the same period in the prior year was primarily due to decreased pretax earnings and fluctuations in income from bank owned life insurance, which impacts our effective tax rate since it is not subject to income taxes.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Net Income. Net income decreased by $703,000, or 246.7%, from $285,000 for the three months ended June 30, 2008 to a loss of $418,000 for the three months ended June 30, 2009. The decrease in income was primarily due to $600,000 in loan loss provisions, $500,000 in recognized credit losses for investment securities deemed by management to be other than temporarily impaired, and a special assessment of FDIC premiums of $270,000.

Net Interest Income. Net interest income increased by $442,000, or 12.0%, from $3.7 million for the three months ended June 30, 2008 to $4.1 million for the three months ended June 30, 2009. The increase in net interest income primarily was due to an improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 45 basis points from 2.57% for the three months ended June 30, 2008 to 3.02% for the three months ended June 30, 2009.

Interest Income. Interest income decreased by $874,000, or 10.6% from $8.2 million for the three months ended June 30, 2008 to $7.4 million for the three months ended June 30, 2009. Interest and fees on loans decreased by $484,000, or 7.4%, from $6.5 million for the three months ended June 30, 2008 to $6.0 million for the three months ended June 30, 2009. This was primarily due to the decrease in the average rate earned on loans which declined by 28 basis points from 6.41% for the three months ended June 30, 2008 to 6.13% for the three months ended June 30, 2009. The average balance of loans receivable decreased $13.0 million from $408.1 million for the three months ended June 30, 2008 to $395.1 million for the three months ended June 30, 2009. Interest income on mortgage-backed securities remained stable at $1.3 million for the three months ended June 30, 2008 and 2009. Interest and dividends on investment securities decreased by $41,000, or 95.4% from $43,000 for the three months ended June 30, 2008 to $2,000 for the three months ended June 30, 2009. This was primarily due to the decline in the average rate on investments of 557 basis points, from 6.06% for the three months ended June 30, 2008 to .49% for the three months ended June 30, 2009. The average balance decreased from $2.8 million for the three months ended June 30, 2008 to $1.6 million for the three months ended June 30, 2009 as these securities matured Other interest income, which primarily consists of the investment in overnight federal fund decreased by $319,000, or 89.4% from $357,000 for the three months ended June 30, 2008 to $38,000 for the three months ended June 30, 2009. This was due primarily to the decrease in yield of 196 basis points, from 2.22% for the three months ended June 30, 2008 to .26% for the three months ended June 30, 2009 due to drastic declines in interest rates over the period.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $4.6 million for the three months ended June 30, 2008 to $3.2 million for the three months ended June 30, 2009, a decrease of $1.3 million or 28.8%. Interest on deposits decreased $1.0 million from $4.0 million for the three months ended June 30, 2008 to $3.0 million for the three months ended June 30, 2009 due to a decrease in the average cost of deposits of 69 basis points from 3.08% for the three months ended June 30, 2008 to 2.39% for the three months ended June 30, 2009. The average balance of deposits decreased $21.6 million from $523.2 million for the three months ended June 30, 2008 to $501.6 million for the three months ended June 30, 2009. Interest on short-term borrowings decreased by $62,000, from $121,000 for the three months ended June 30, 2008 to $59,000 for the three months ended June 30, 2009. Interest on long-term borrowings decreased by $60,000 for the three months ended June 30, 2009. There were no long term borrowings outstanding during the three months ended June 30, 2009. Interest expense on the Junior Subordinated Debentures decreased by $169,000 from $358,000 for the three months ended June 30, 2008 to $189,000 for the three months ended June 30, 2009 due to the payoff of approximately $6.2 million of this debt during June 2008. Also contributing to the decline in interest expense on Junior Subordinated Debentures was a decrease in the average cost of funds on the debt of 175 basis points, from 6.19% for the three months ended June 30, 2008 to 4.44% for the three months ended June 30, 2009. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2009 and 2008. Total average assets are computed using month-end balances.

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

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$395,094	$6,058	6.13%	$408,124	$6,542	6.41%
Mortgage-backed securities	92,355	1,282	5.55	98,533	1,312	5.33
Investment securities	1,628	2.49		2,840	43	6.06
Other interest earning assets	57,560	38.26		64,236	357	2.22

Total Interest-earning assets	546,637	7,380	5.40	573,733	8,254	5.75
Bank Owned Life Insurance	14,658			14,190
Noninterest-earning assets	26,468			27,697

Total assets	$587,763			$615,620

Interest-bearing liabilities:
Deposits	$501,634	$3,001	2.39%	$523,212	$4,026	3.08%
Short-term FHLB Advances	5,275	59	4.47	10,000	121	4.84
Long-term FHLB Advances	—	—	—	5,385	60	4.46
Junior Subordinated Debentures	17,011	189	4.44	23,131	358	6.19
Other liabilities	2,154	—	.00	2,087	—	.00

Total interest-bearing liabilities	526,074	3,249	2.47	563,815	4,565	3.24

Noninterest-bearing liabilities	2,017			1,371

Total liabilities	528,091			565,186
Stockholders’ Equity	59,672			50,434

Total liabilities and stockholders’ equity	$587,763			$615,620

Net interest income		$4,131			$3,689

Interest rate spread			2.93%			2.52%

Net interest margin			3.02%			2.57%

Ratio average interest earning assets/interest-bearing liabilities			103.91%			101.76%

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

	For The Three Months Ended June 30,
	2009		Vs.	2008
	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(184)	$(309)		$9	$(484)
Mortgage-backed securities	(86)	59		(3)	(30)
Investment securities	(19)	(39)		17	(41)
Other interest-earning assets	(34)	(315)		30	(319)

Total interest-earning assets	(323)	(604)		53	(874)
Interest expense:
Deposits	(166)	(896)		37	(1,025)
Short-term FHLB advances	(57)	(9)		4	(62)
Long-term FHLB advances	(60)	—		—	(60)
Junior Subordinated Debentures	(95)	(101)		27	(169)

Total interest-bearing liabilities	(378)	(1,006)		68	(1,316)

Change in net interest income	$55	$402		$(15)	$442

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established an additional $600,000 provision for losses on loans during the three months ended June 30, 2009 as compared to no provision for the three months ended June 30, 2008. Additional loan loss provisions were necessary to address increases in troubled assets and the continued decline in overall economic conditions. Loan charge-offs for the three months ended June 30, 2009 were $162,000 as compared to $45,000 for the three months ended June 30, 2008, an increase of $117,000. Loan recoveries were $46,000 for the three months ended June 30, 2009 compared to $46,000 for the three months ended June 30, 2008. Nonperforming loans at June 30, 2009 were $1.8 million as compared to $835,000 at September 30, 2008. We also had real estate owned through foreclosure of $639,000 at June 30, 2009, compared to $1.2 million at September 30, 2008. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income decreased $402,000, from $540,000 for the three months ended June 30, 2008 to $138,000 for the three months ended June 30, 2009. The decrease in other income for the three months ended June 30, 2009 was primarily attributable charges for other-than-temporary impairments on available for sale securities of $500,000. Fees on transaction accounts decreased $54,000, or 20.0%, from $270,000 for the three months ended June 30, 2008 to $216,000 for the three months ended June 30, 2009. These decreases were partially offset by an increase of $27,000 from the sale of foreclosed real estate and repossessed assets, and an $84,000 increase in miscellaneous income, which was primarily due to increased commissions from investment services. Income from Bank Owned Life Insurance (“BOLI”) also increased $44,000 for the three months ended June 30, 2009 from $128,000 for the three months ended June 30, 2008, to $172,000 for the three months ended June 30, 2009. This increase was due to an adjustment in the rate of dividends earned on the BOLI investment.

Non-interest Expenses. Total non-interest expenses increased by $633,000, or 16.6%, from $3.8 million for the three months ended June 30, 2008 to $4.4 million for the three months ended June 30, 2009. This was primarily due to the increase in FDIC premiums due to the special assessment of $270,000. FDIC premiums increased by $356,000, or 280.0%, from $127,000 for the three months ended June 30, 2008 to $483,000 for the three months ended June 30, 2009. Also contributing to the increase were professional fees which increased $102,000, or 75.6% from $135,000 for the three months ended June 30, 2008 to $237,000 for the three months ended June 30, 2009. The increase in professional fees was primarily due to increased legal and consulting services. Other expenses increased by $123,000, or 236.5% from $52,000 for the three months ended June 30, 2008 to $175,000 for the three months ended June 30, 2009. This was primarily due to increased foreclosure expenses.

Income Taxes. Our income tax (benefit) expense was $(356,000) and $134,000 for the three months ended June 30, 2009 and 2008, respectively. The change in income taxes for the three months ended June 30, 2009 as compared to the same period in the prior year was primarily due to decreased pretax earnings and fluctuations in income from bank owned life insurance, which impacts our effective tax rate since it is not subject to income taxes.

Loans Receivable

Loans receivable at June 30, 2009 and September 30, 2008 consist of the following:

(in thousands)	June 30, 2009	September 30, 2008
Single-family residential mortgages	$146,432	$165,341
Single-family rental property loans	49,610	41,819
Commercial real estate loans	133,812	127,596
Construction loans	25,111	24,967
Commercial loans unsecured	323	329
Commercial lease loans	3,241	4,612
Commercial lines of credit	8,394	8,328
Automobile loans	8,980	15,490
Home equity lines of credit	25,925	17,914
Other consumer loans	2,546	2,124

	404,374	408,520
Add – purchase accounting premiums, net	83	158
Less – undisbursed portion of loans in process	(1,633)	(4,595)
- unearned interest	(191)	(534)
- deferred loan origination fees and costs	(295)	(408)
- allowance for loans losses	(3,457)	(2,672)

	$398,881	$400,469

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At June 30, 2009	At September 30, 2008
	(In thousands)
Commitments to originate new loans	$11,000	$1,725
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	31,395	26,242
Commercial letters of credit	1,265	920

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

Asset Quality

At June 30, 2009, we had $2.4 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing .41% of total assets. At September 30, 2008, non-performing assets were $2.1 million or .37% of assets. Our net recoveries (charge-offs) for the three months ended June 30, 2009 and June 30, 2008 were $46,000 and $46,000, respectively. Our allowance for loan losses was $3.5 million at June 30, 2009 compared to $2.7 million at September 30, 2008.

The increase in nonperforming commercial real estate is primarily represented by one loan for which the borrower is attempting to sell the property. Management does not anticipate that the disposition of this property will result in losses to the Company.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2009	At September 30, 2008
	(In thousands)
Nonperforming loans:
Nonaccrual loans:
Single family residential	$467	$291
Multi-family residential	—	—
Commercial real estate	1,303	369
Construction	—	—
Commercial leases	—	173
Land	—	—
Consumer Loans	2	2

Total nonaccrual loans	1,772	835
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	1,772	835
Other non-performing assets	639	1,244

Total nonperforming assets	$2,411	$2,079

Nonperforming loans to loans receivable	.44%	.21%
Nonperforming assets as a percentage of loans and foreclosed real estate	.60%	.52%
Nonperforming assets to total assets	.41%	.37%

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Nine months Ended June 30
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$2,672	$2,650
Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	(240)	—
Construction	—	—
Commercial Loans	—	—
Consumer	(51)	(190)

Total charge-offs	(291)	(190)
Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	31	—
Construction	—	—
Commercial loans secured	—	—
Consumer	145	215

Total recoveries	176	215
Net loans recovered (charged-off)	(115)	25
Provision for loan losses	900	—

Balance at end of period	$3,457	$2,675

Ratio of net recoveries (charge-offs) to average loans outstanding during the period	(.03)%	.01%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2009, the Company had $2.6 million in classified assets, consisting of $1.9 million in substandard and loss loans, and $639,000 in repossessed assets. At September 30, 2008, the Company had $3.45 million in classified assets consisting of $2.2 million in substandard and loss loans, and $1.25 million in foreclosed property and other real estate owned.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At June 30, 2009, we have identified approximately $13.9 million in assets classified as special mention. At September 30, 2008, $10.5 million in assets were classified as special mention.

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

Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the collateral. For the quarter ended June 30, 2009 an additional provision of $600,000 was necessary to address increases in troubled assets and the continued decline in overall economic conditions.

Liquidity and Capital Resources

At June 30, 2009, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 7 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2009 and 2008, the Company had $53.1 million and $59.0 million, respectively, of gross loan originations. During the nine months ended June 30, 2009 and 2008, the Company did not purchase any investment securities. During the nine months ended June 30, 2009 and 2008 the Company purchased mortgage-backed securities in the amounts of $16.2 million and $0, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in the amount of $146.8 million as of June 30, 2009. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of June was approximately 29.9%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2009, cash, interest-bearing deposits in other banks and federal funds sold were $8.3 million, $30.8 million and $17.1 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2009 totaled $229.5 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2009, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $1.3 million, $31.4 million and $11.0 million, respectively.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 4.78% at June 30, 2009. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 4.13% at June 30, 2009. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $1.6 million during the year ended September 30, 2008 and $769,000 during the nine months ended June 30, 2009.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The Company must remit dividends quarterly, payments remitted totaled $213,000 during the nine months ended June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not necessary as the registrant is a smaller reporting company.

Item 4T.	Controls and Procedures

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

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2008 filed with the Securities and Exchange Commission on December 29, 2008. As of June 30, 2009, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

The Company’s annual meeting of Shareholders was held on Wednesday, May 20, 2009 at 4:00 p.m. local time, pursuant to due notice. According to the certified list of shareholders which was presented at the meeting, there were 3,121,076 shares of common stock outstanding and entitled to vote at the meeting, and there are 2,848,182 present in person or by proxy at the meeting, representing 91.25% of the total votes eligible to be cast.

I. ELECTION AS DIRECTORS OF THE FOLLOWING NOMINEES:

For a term of three-years:

	FOR		WITHHELD
	Number of Votes	Percentage of Votes Cast	Number of Votes	Percentage of Votes Cast
Joseph J. Bouffard	2,802,624	98.4%	45,558	1.6%
William J Kappauf, Jr.	2,792,965	98.1%	55,217	1.9%
Ernest A. Moretti	2,794,073	98.1%	54,109	1.9%

Accordingly, Joseph J. Bouffard, William J. Kappauf, Jr., and Ernest A. Moretti were duly elected directors of the Company, each for a three-year term and until his successor is elected and qualified.

II. PROPOSAL 2 – RATIFICATION OF THE APPOINTMENT OF THE COMPANY’S PUBLIC INDEPENDENT REGISTERED ACCOUNTING FIRM

RESOLVED, that the appointment of Stegman & Company as independent registered accounting firm of BCSB Bancorp, Inc. for the 2009 fiscal year, having been presented to and considered at this meeting, be and hereby is, ratified and approved in all respects.

	Number	Percent of Votes Cast
FOR:	2,823,977	99.2%
AGAINST:	20,257	0.7%
ABSTAIN:	3,945	0.1%

There were no broker nonvotes on the matter

III. PROPOSAL 3 – APPROVAL OF THE BCSB BANCORP, INC. 2009 EQUITY INCENTIVE PLAN

	Number	Percent of Votes Cast
FOR:	1,899,419	94%
AGAINST:	100,850	5%
ABSTAIN:	20,662	1%

There were no broker nonvotes on the matter

Proposal 3 having received the affirmative vote of at least a majority of the votes cast at the meeting, the BCSB Bancorp, Inc. 2009 Equity Incentive Plan was duly approved by shareholders.

IV. PROPOSAL 4 – NON-BINDING ADVISORY VOTE ON EXECUTIVE COMPENSATION

RESOLVED, that the shareholders approve the compensation of the named executive officers, as described in the tabular disclosure regarding named executive officer compensation and the accompanying narrative disclosure in the proxy statement.

	Number	Percent of Votes Cast
FOR:	2,703,399	94.9%
AGAINST:	99,563	3.1%
ABSTAIN:	45,218	2.0%

There were no broker nonvotes on the matter

Proposal 4, having received the affirmative vote of at least a majority of the vote cast at the meeting, was duly approved by shareholders.

Item 5.	Other Information

The Company currently expects to hold its 2010 annual meeting of stockholders on February 10, 2010, although such date has not been formally approved by the Company’s Board of Directors. Under the Company’s Articles of Incorporation, stockholder proposals must be delivered or mailed to and received at the principal executive office of the Company not less than ninety (90) days prior to the date of the annual meeting; provided, however, that in the event that less than one hundred (100) days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be received not later than the close of business on the 10th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made.

In order to be eligible for inclusion in the Company’s proxy materials for the 2010 annual meeting of stockholders, any stockholder proposal to take action at such meeting must be received at the Company’s principal executive office located at 4111 East Joppa Road, Suite 300, Baltimore, Maryland 21236, no later than September 14, 2009. Any such proposal shall be subject to the requirements of the proxy rules adopted under the Securities Exchange Act of 1934, as amended.

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

BCSB BANCORP, INC.

Date: August 13, 2009	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: August 13, 2009	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)