Form 10-K
period 2009-09-30
BCSB Bancorp Inc.
filed 2009-12-23
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value as of March 31, 2009 of voting and nonvoting common equity held by nonaffiliates was approximately $23.3 million. This information is based on the ownership information and closing sale price ($8.75 per share as listed on the Nasdaq Global Market).

Number of shares of Common Stock outstanding as of December 22, 2009: 3,120,945

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year Ended September 30, 2009. (Parts II and IV)
2.	Portions of Proxy Statement for the registrant’s 2010 annual meeting of shareholders. (Part III)

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

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, F.S.B. (the “Bank”). The Company’s assets consist of its investment in the Bank and its liquid investments. The Company is primarily engaged in the business of directing, planning, and coordinating the business activities of the Bank. The Company’s most significant asset is its investment in the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2009, the Company had total assets of $569.4 million, total deposits of $488.0 million and stockholders’ equity of $59.1 million.

The Company’s and the Bank’s executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is (410) 256-5000.

Baltimore County Savings Bank, F.S.B. The Bank is a community-oriented financial institution dedicated to serving the financial service needs of consumers and businesses within its market area, which consists of the Baltimore Metropolitan Area. The Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, (“OTS”) its primary federal regulator, and the Federal Deposit Insurance Corporation (“FDIC”), its deposit insurer. The Bank attracts deposits from the general public and invests these funds in loans secured by first mortgages on owner-occupied, single-family residences in its market area and other real estate loans consisting of commercial real estate loans, construction loans and single-family rental property loans. The Bank also originates consumer loans and commercial loans. The Bank derives its income primarily from interest earned on these loans, and to a lesser extent, interest earned on investment securities and mortgage-backed securities. The Bank operates out of its main office in Baltimore County, Maryland and 18 branch offices in Baltimore County, Harford County, Howard County and Baltimore City in Maryland.

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

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2009, management estimates that more than 95% of deposits and 95% of all lending came from its market area.

The economy of the Bank’s market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This partially mitigates the risk associated with a decline in any particular economic sector. The diversification as noted helped to mitigate the impact of the economic recession experienced during fiscal 2009, as Maryland’s seasonable adjusted unemployment rose from 4.6% in September of 2008 to 7.2% by September of 2009, which remained well below the national seasonably adjusted unemployment rate which rose from 6.2% in September of 2008 to 9.7% by September of 2009. (Source: Maryland Department of Labor, Licensing and Regulation) Demographic and economic growth trends, measured by changes in population, number of households, age distribution and median household income, provide key insight into the health of our market area. Baltimore County has the largest population at 789,000, followed by Baltimore City at 633,000, Anne Arundel County at 512,000, Howard County at 274,000 and Harford County at 240,000. (Source: Maryland Department of Planning, 2010 projection) Located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to Baltimore County Department of Economic Development, 84% of Baltimore County’s employees work in the private sector with approximately 7% in manufacturing, 19% in trade, transportation and utilities, 14.0% in professional business services, 16.0% in education and health services, and 8% in leisure and hospitality. Government provides 15.6% of Baltimore County’s jobs, with self-employed providing the remaining employment. According to the Maryland Department of Labor Licensing and Regulations, Baltimore County’s total labor force equaled 429,000 and a per capita personal income of $45,400. Select employers include the U.S. Social Security Administration, T. Rowe Price Group, McCormick & Company and Lockheed Martin.

Harford County continues to experience strong economic growth while maintaining a strong government presence. Aberdeen Proving Grounds (APG) is a major employer both in the military and in civilian capacity. Going forward, Harford County and the entire Baltimore metropolitan area will benefit from final congressional approval of the Base Realignment or Closure Commission’s (BRAC) decision to shift an additional 8,000 U.S. Department of Defense jobs to APG according to the Maryland Department of Planning BRAC report issued in December 2006. The department estimates approximately 14,000 households to be located in Harford and Cecil Counties over 2009 through 2015.

Based on data provided by Environmental Systems Research Institute, Inc. from 2000 to 2008, Baltimore City experienced a decline in population at a rate of .23%, annually while Baltimore County’s population increased at a .65% annual rate over the same period. Comparatively, over the same time period, annual population growth rates for Harford County and Howard County equaled 1.6% and 1.5%, respectively.

Lending Activities

General. The Bank’s gross loan portfolio totaled $408.9 million at September 30, 2009, representing 71.8% of total assets at that date. At September 30, 2009, $141.0 million, or 34.5% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $28.9 million, $51.7 million and $136.1 million, respectively, or 7.1%, 12.6% and 33.3%, respectively, of the Bank’s gross loan portfolio at September 30, 2009. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $7.3 million and $29.2 million, respectively, or 1.8% and 7.1% respectively, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $8.8 million, or 2.2% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At September 30, 2009, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Single-family residential (1)	$140,991	34.48%	$165,341	40.47%	$164,522	38.19%	$214,724	44.50%	$195,203	40.44%
Single-family rental property loans	51,698	12.64	41,819	10.24	36,245	8.42	29,131	6.04	26,914	5.58
Commercial	136,106	33.29	127,596	31.23	119,598	27.77	110,179	22.83	75,034	15.55
Construction (2)	28,869	7.06	24,967	6.11	42,284	9.82	39,021	8.09	53,755	11.14
Commercial lines of credit	8,832	2.16	8,328	2.04	12,982	3.01	9,606	2.00	16,463	3.41
Commercial leases	2,855.70		4,612	1.13	4,574	1.06	4,749.98		3,300.68
Commercial loans secured	296.07		—	—	—	—	365.08		1,869.39
Commercial loans unsecured	322.08		329.08		336.08		409.08		538.11

Consumer Loans:
Automobile	7,322	1.79	15,490	3.79	30,490	7.08	53,530	11.09	88,287	18.29
Home equity lines of credit	29,167	7.13	17,914	4.39	16,960	3.94	17,942	3.72	17,901	3.71
Other	2,443.60		2,124.52		2,713.63		2,849.59		3,377.70

	408,901	100.00%	408,520	100.00%	430,704	100.00%	482,505	100.00%	482,641	100.00%

Add:
Purchase accounting premium (net)	62		158		285		451		665
Less:
Undisbursed portion of loans in process	3,664		4,595		9,846		12,014		16,874
Deferred loan origination fees	234		408		558		355		272
Unearned interest	127		534		1,633		4,132		9,067
Allowance for loan losses	3,927		2,672		2,650		2,679		2,746

Total	$401,011		$400,469		$416,302		$463,776		$454,347

(1)	Includes fixed-rate second mortgage loans.
(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2009 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due in 1 year or less	Due 1 through 5 years	Due after 5 years	Total
	(In thousands)
Real Estate Loans
Single-family residential	$289	$5,192	$135,510	$140,991
Single-family rental property	1,365	6,574	43,759	51,698
Commercial	2,331	16,157	117,618	136,106
Construction	19,424	3,805	5,640	28,869
Commercial lines of credit	7,347	—	1,485	8,832
Commercial leases	335	2,429	91	2,855
Commercial loans secured	30	—	266	296
Commercial loans unsecured	322	—	—	322
Consumer:
Automobile	1,712	5,490	120	7,322
Home equity lines of credit	—	—	29,167	29,167
Other	529	470	1,444	2,443

Total	$33,684	$40,117	$335,100	$408,901

The following table sets forth at September 30, 2009, the dollar amount of all loans due after one year after September 30, 2009 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$136,569	$4,422
Single-family rental property	41,675	10,023
Commercial	56,277	79,829
Construction	10,307	18,562
Commercial lines of credit	—	8,832
Commercial leases	2,855	—
Commercial loans secured	266	30
Commercial loans unsecured	322	—
Consumer:
Automobiles	7,322	—
Home equity lines of credit	—	29,167
Other	2,443	—

Total	$258,036	$150,865

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2009	2008	2007
	(In thousands)
Loans originated:
Real Estate Loans:
Single-family residential	$12,112	$20,833	$32,421
Single-family rental property	11,584	10,702	11,097
Commercial	26,448	20,354	20,060
Construction	4,314	6,992	14,517
Commercial lines of credit	3,459	3,670	1,712
Commercial loans secured	264	—	—
Commercial leases	200	2,103	2,205
Consumer:
Automobile	952	1,673	4,152
Home equity lines of credit	19,072	6,396	4,457
Other	1,872	541	1,367

Total loans originated	$80,277	$73,264	$91,988

Loans purchased:
Real estate loans	$2,500	$2,912	$3,500

Total loans purchased	$2,500	$2,912	$3,500

Loans sold:
Whole loans	$2,800	$—	$46,438

Participation loans	$8,600	$—	$—

Total loans sold	$11,400	$—	$46,438

The Bank’s loan originations are derived from a number of sources, including business referrals, depositors, borrowers, our website, and advertising, as well as walk-in customers. The Bank’s solicitation programs consist of advertisements in local media, in addition to occasional participation in various community organizations and events. Real estate loans are originated by the Bank’s loan personnel. Automobile loans are originated by the Bank’s loan personnel and loan applications are accepted at the Bank’s offices.

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loans are approved based on a loan approval matrix, which is governed by the type of loan and the loan amount. Levels of approval are the loan officer, officers’ loan committee, which includes the President, Chief Financial Officer, Executive Vice President in charge of lending, Executive Vice President of Operations, and the Treasurer, a directors loan committee, and the full Board. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a deed of trust or a mortgage on real estate, an appraisal of the real estate is generally undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with commercial real estate loan.

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

The Bank is permitted to lend up to 95% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank’s policy is to obtain private mortgage insurance at the borrower’s expense on the principal amount of the loan. The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 90%. The Bank limits the loan-to-value ratio on single-family rental property loans to 75%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 90% of the value of the property, although the majority of home equity loans have a loan to value ratio of 80% or less.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower was limited to $16.0 million at September 30, 2009. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of the OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2009, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2009, the Bank’s largest loan customer was a $5.6 million relationship secured by residential rental properties. At September 30, 2009, the loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2009, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $141.0 million, or 34.5% of the Bank’s gross loan portfolio. The Bank has never participated in the origination of Sub-prime lending and, accordingly has no direct exposure to this type of lending within its loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2009, the Bank had $136.6 million of fixed-rate single-family mortgage loans, which amounted to 96.9% of the Bank’s single-family mortgage loans. Due to the current economic conditions and the low interest rate environment the Bank has employed a strategy to sell the majority of fixed-rate single-family residential mortgage loans originated into the secondary market.

          As of September 30, 2009, $4.4 million, or 3.1% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2009, single-family rental property loans totaled $51.7 million, or 12.6%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $11.6 million, $10.7 million and $11.1 million for the years ended September 30, 2009, 2008 and 2007, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from 1.0% to 1.5% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 30 years.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers and commercial and industrial buildings. Such loans generally range in size from $100,000 to $6 million, with the largest having an outstanding principal balance of $5.5 million at September 30, 2009. At September 30, 2009, the Bank had $136.1 million of commercial real estate loans, which amounted to 33.3% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 30 years.

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

          Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on a fixed-rates. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1.5%. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1.5% and adjust monthly, with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2009, $28.9 million, or 7.1%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

Consolidation in the building industry and the increasing presence in the Bank’s market of large builders that are not locally based have limited the Bank’s ability to compete for some loans to builders because the Bank’s loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank’s construction loans totaled $28.9 million, $25.0 million and $42.3 million at September 30, 2009, 2008 and 2007, respectively, and construction loan originations were $4.3 million, $7.0 million and $14.5 million during the years ended September 30, 2009, 2008 and 2007, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Acquisition and development loans totaled $16.7 million or 4.1 % of the Bank’s gross loan portfolio. The Bank did not originate any acquisition and development loans during the fiscal year ended September 30, 2009. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2009, the Bank had 22 letters of credit outstanding totaling $1.0 million.

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

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate and are offered at rates from prime plus 0% to prime plus 3.5%. As of September 30, 2009, the Bank had $8.8 million of such loans, which amounted to 2.2% of the Bank’s gross loan portfolio.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposits.

          Automobile loans totaled $7.3 million, or 1.8%, of the Bank’s gross loan portfolio, at September 30, 2009. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and used cars are financed for a period generally of up to six years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows their insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2009, home equity lines of credit totaled $29.2 million, or 7.1% of the Bank’s gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $11.7 million, or 2.86%, of the Bank’s gross loans at September 30, 2009.

The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and can be offered anywhere from as low as the prime rate less 0.25% up to the prime rate plus 1.0%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 3.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2009, savings account loans accounts totaled $661,000, or .16%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.8 million, or .43% of the Bank’s gross loan portfolio at September 30, 2009.

Consumer lending usually affords the Bank the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy.

Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations typically from 0 to 1.5 points (one point being equal to 1% of the loan amount) on residential and commercial loan originations. The Bank services loans sold to FHLMC and FNMA. The Bank also services participation loans originated and sold by the Bank with servicing retained, and earns minimal income from this activity.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectability of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off, or any expected loss is reserved for when management concludes that they are uncollectible. See Note 3 of Notes to Financial Statements.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Single-family residential	$1,186	$291	$—	$69	$647
Single-family rental property	—	—	—	—	—
Commercial	6,269	369	2,266	2,381	91
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial leases	235	173	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	2	24	42	—

Total	$7,690	$835	$2,290	$2,492	$738
Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total nonperforming loans	$7,690	$835	$2,290	$2,492	$738

Percentage of gross loans	1.88%	0.20%	0.53%	0.51%	0.15%

Percentage of total assets	1.35%	0.14%	0.35%	0.32%	0.09%

Other nonperforming assets (2)	$639	$1,244	$108	$130	$86

Loans modified in Troubled Debt Restructuring (3)	$3,863	$—	$—	$—	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category are $3.9 million in Troubled Debt Restructurings, of which $3.7 million are not delinquent. Reporting guidance requires disclosure of these loans as non-performing even though they are current in terms of principal and interest payments. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets include the Bank’s inventory of repossessed cars and other real estate owned.
(3)	As described in (1) above, loans modified in a troubled debt restructuring are also included as nonaccrual loans.

During the year ended September 30, 2009, gross interest income of $539,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2009 amounted to $408,000.

At September 30, 2009, the Bank had no loans which were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

At September 30, 2009, nonaccrual loans consisted of commercial loans aggregating $6.3 million, residential loans aggregating $1.2 million, commercial leases aggregating $235,000 and no consumer loans.

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2009, the Bank had real estate owned valued at $639,000.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2009, the Bank had $19.6 million in classified assets consisting of $14.7 million in assets classified as special mention, $4.9 million in assets classified as substandard, $0 in assets classified as doubtful and $0 in assets classified as loss. Special mention assets consisted of $351,000 in single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2009, $49,000 in consumer loans 60 to 120 days delinquent and commercial loans of $14.3 million that the Bank is monitoring for management and credit weaknesses at September 30, 2009. Substandard assets consisted of the $4.9 in nonaccrual loans described above. Substandard assets also includes commercial loans aggregating $3.5 million that the Bank is monitoring for management and credit weaknesses and one piece of real estate acquired through foreclosure for $639,000.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income. Due to the downturn in the current economic conditions, the Bank increased the allowance for loan losses during the fiscal year ended September 30, 2009 by $1.4 million in provisions for losses on loans. Net loans charged off during the fiscal year ended September 30, 2009 were $95,000.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at the beginning of the period	$2,672	$2,650	$2,679	$2,746	$2,587

Loans charged-off:
Real estate mortgage:
Single-family residential		—	—	—	—
Multi-family residential		—	—	—	—
Commercial	187	341	—	—	—
Commercial leases	27	—	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	87	262	364	578	677

Total charge-offs	301	603	364	578	677

Recoveries:
Real estate mortgage:
Single-family residential		—	—	—	—
Multi-family residential		—	—	—	—
Commercial	31	—	—	—	—
Construction		—	—	—	—
Commercial loans secured		—	—	—	—
Consumer	175	265	218	317	383

Total recoveries	206	265	218	317	383
Net loans charged-off	(95)	(338)	(146)	(261)	(294)
Provision for loan losses	1,350	360	117	194	453

Balance at the end of period	$3,927	$2,672	$2,650	$2,679	2,746

Ratio of net charge-offs to average loans outstanding during the period	0.02%	0.08%	0.03%	0.06%	0.07%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2009		2008		2007		2006		2005
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single-family residential	$253	34.48%	$329	40.47%	$633	38.19%	$697	44.50%	$548	40.44%
Single-family rental property	137	12.64	106	10.24	80	8.42	64	6.04	40	5.58
Commercial	1,568	33.29	1,292	31.23	976	27.77	591	21.87	707	15.55
Construction	980	7.06	360	6.11	127	9.82	94	8.09	14	11.14
Commercial lines of credit	88	2.16	75	2.04	39	3.01	42	2.91	22	3.41
Commercial leases	266.70		92	1.14	27	1.06	28.98		2.68
Commercial loans secured	3.07		—	—	—	—	1.08		72.39
Commercial loans unsecured	318.08		330.08		335.08		409.08		537.11
Consumer	289	9.52	88	8.69	433	11.65	753	15.45	804	22.70

Total allowance for loan losses	$3,927	100.00%	$2,672	100.00%	$2,650	100.00%	$2,679	100.00%	$2,746	100.00%

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

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent. The held to maturity investment portfolio would not be used for speculative purposes and would be carried at amortized cost. In the event the Bank sold securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2009 the Bank’s securities portfolio consists of available for sale securities only.

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

The Bank’s mortgage-backed securities portfolio consists primarily of seasoned fixed-rate and adjustable rate mortgage-backed securities. The Bank makes such investments in order to manage cash flow, diversify assets, obtain yield, to satisfy certain requirements for favorable tax treatment and to satisfy the qualified thrift lender test. See “Regulation—Depository Institution Regulation—Qualified Thrift Lender Test.”

At September 30, 2009, there were no mortgage-backed securities classified as held to maturity. Securities are designated into one of the three categories at the time of purchase. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

Management judgment is involved in the evaluation of declines in value of individual investment securities held by the Bank. Under the revised guidance, for the recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment for debt securities that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

At September 30, 2009, mortgage-backed securities (including Collateralized Mortgage Obligations or “CMOs”) with an amortized cost of $90.5 million were classified as available for sale and had a weighted average yield of 5.6%. At September 30, 2009, the Bank’s mortgage-backed securities portfolio had gross unrealized gains and losses of approximately $3.1 million and $6.1 million, respectively. The gross unrealized losses primarily related to $21.9 million in CMO obligations. Gross market value of these CMOs declined by $2.1 million during the twelve months ended September 30, 2009. The price decline resulted from distressed selling in an illiquid market for these types of mortgage-backed securities. The Bank does not intend to sell these securities and it is not expected that the Bank will be required to sell these securities prior to maturity or recovery.

During the year ended September 30, 2009, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities and resulted in a pre-tax charge to earnings of $500,000. This security was rated “AAA” by Standard & Poors at origination. This security had an original principle balance of $5.0 million and had a current principle balance of $3.3 million at September 30, 2009. This security had an estimated fair value of $1.6 million at September 30, 2009. In April 2009, the FASB issued guidance on, “Other Than Temporary Impairment.” FASB has issued this guidance to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. This was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the period ending June 30, 2009. As a result of the adoption of this guidance, impairment recognition for the Company’s investment and mortgage-backed securities are now segmented into credit and non credit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income. Under the revised guidance, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.

	At September 30,
	2009		2008	2007
	(Dollars in thousands)
Securities available for sale:
U.S. government and agency securities		$—	$994	$3,970
Mortgage-backed securities		74,707	68,789	77,704
Collateralized mortgage obligations		15,771	21,167	27,295

Total available for sale		$90,478	$90,950	$108,969

Securities held to maturity:
U.S. government and agency securities		$—	$—	$—
Mortgage-backed securities		—	—	—
Collateralized mortgage obligations		—	—	—

Total held to maturity	$		$—	$—

Total		$90,478	$90,950	$108,969

The following table sets forth information in the scheduled maturities, amortized cost, market value and average yields for the Bank’s investment portfolio at September 30, 2009.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Market Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$923	5.89%	$49,951	5.01%	$3,634	4.18%	$17,096	4.98%	$71,604	$74,707	4.98%
Collateralized mortgage obligations	—	—	2,759	5.32	19,107	5.44	—	—	21,866	15,771	5.43

Total available for sale	$923	5.89	$52,710	5.03	$22,741	5.24	$17,096	4.98	$93,470	$90,478	5.08

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest payments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Atlanta and the Federal Reserve Bank.

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

Savings deposits in the Bank at September 30, 2009 were represented by the various types of savings programs described below.

Interest* Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings
		Demand deposits:
0.59%	None	NOW and Super NOW accounts	$250	$59,877	12.27%
1.38	None	Money Market	250	56,716	11.62

		Total demand deposits		116,593	23.89

		Passbook savings deposits:
0.34	None	Regular Passbook	250	63,304	12.97
0.30	None	Money market passbook	250	16,288	3.34

		Total passbook savings deposits		$79,592	16.31%

		Certificates of Deposit

0.32	3 months or less	Fixed-term, fixed rate	$500	$2,689.55%
1.04	6 months	Fixed-term, fixed rate	500	22,044	4.52
2.50	12 months	Fixed-term, fixed rate	500	70,083	14.36
2.49	18 months	Fixed-term, fixed rate	500	4,304.88
2.80	24 months	Fixed-term, fixed rate	500	31,788	6.52
3.10	30 months	Fixed-term, fixed rate	500	1,082.22
3.67	36 months	Fixed-term, fixed rate	500	11,567	2.37
3.50	48 months	Fixed-term, fixed rate	500	18,745	3.84
4.29	60 months	Fixed-term, fixed rate	500	43,865	8.99
3.24	$100,000 and over	Fixed-term, fixed rate	N/A	85,586	17.54

		Total Certificates of deposit		291,753	59.79
		Accrued interest payable		51.01

		Total deposits		$487,989	100.00%

*	Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at September 30, 2009	% of Deposits	Increase (Decrease)	Balance at September 30, 2008	% of Deposits	Increase (Decrease)	Balance at September 30, 2007	% of Deposits
	(Dollars in thousands)

NOW	$59,877	12.27%	$4,150	$55,727	11.50%	$(9,607)	$65,334	11.70%
Money market deposit	56,716	11.62	23,867	32,849	6.78	14,510	18,339	3.28
Passbook savings deposits	79,592	16.31	2,808	76,784	15.84	(4,848)	81,632	14.62
Certificate of deposit	206,167	42.25	(22,023)	228,190	47.07	(45,348)	273,538	48.98
Certificate of deposit $100,000 and over	85,586	17.54	(5,614)	91,200	18.81	(28,366)	119,566	21.41
Accrued interests payable	51.01		10	41	—	(7)	48.01

Total	$487,989	100.00%	$3,198	$484,791	100.00%	$(73,666)	$558,457	100.00%

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

	Year Ended September 30,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

NOW	$36,375	0.46%	$34,396	0.31%	$35,988	0.27%
Money market deposits	34,663	1.76	28,311	1.56	18,432	3.15
Passbook savings deposits	77,990	0.49	80,270	0.73	89,846	0.78
Noninterest-bearing demand deposits	27,203	—	29,171	—	24,441	—
Certificates of deposit	316,599	3.56	353,937	4.38	415,370	4.58

Total	$492,830	2.52%	$526,085	3.23%	$584,077	3.49%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At September 30,
	2009	2008	2007
	(Dollars in thousands)

0.20 – 2.00%	$73,395	$5,340	$4,933
2.01 – 4.00	143,864	154,312	49,247
4.01 – 5.60	74,494	159,738	338,924

Total	$291,753	$319,390	$393,104

The following table sets forth the amount and maturities of time deposits at September 30, 2009.

Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total

0.20 – 2.00%	$66,474	$6,642	$279	$—	$73,395
2.01 – 4.00	91,225	14,606	12,745	25,288	143,864
4.01 – 5.60	36,300	16,218	17,677	4,299	74,494

Total	$193,999	$37,466	$30,701	$29,587	$291,753

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2009. At such date, such deposits represented 17.5% of total deposits and had a weighted average rate of 3.24%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$24,251
Over three through six months	12,851
Over six through 12 months	17,129
Over 12 months	31,355

Total	$85,586

The following table sets forth the savings activities of the Bank for the periods indicated.

	At September 30,
	2009	2008	2007
	(In thousands)
Deposits	$1,052,956	$1,098,328	$1,112,039
Withdrawals	(1,062,196)	(1,188,974)	(1,178,832)

Net decrease before interest credit	(9,240)	(90,646)	(66,793)
Interest credited	12,438	16,980	20,405

Net increase (decrease) in savings deposits	$3,198	$(73,666)	$(46,388)

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 80% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2009, the Bank had no outstanding FHLB advances. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities.

The following table sets forth certain information regarding our short-term borrowings at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2009	2008	2007
Outstanding advances from FHLB	$—	$10,000	$10,000
Weighted-average rate paid on advances from FHLB	—	4.44%	4.34%
Maximum outstanding advances from FHLB at any month end	$10,000	$20,000	$134,700
Weighted-average rate paid on advances from FHLB (1)	4.44%	4.181%	5.13%
Average advances from FHLB outstanding	$6,302	$16,312	$59,559

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a daily basis.

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

The trust preferred securities issued by the Business Trust and the junior subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2009 was 4.16%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $12.5 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

Payments to be made by the Business Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.65% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, or under certain conditions in whole but not in part, at any time at par plus any accrued unpaid interest. The Company used a portion of the net proceeds that it retained from its 2008 stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities.

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

The trust preferred securities and junior subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2009 was 3.51%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the

Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $10.3 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

During the fiscal year ended September 30, 2009, the Company had a total annual interest expense of $892,000 related to all of its trust preferred securities. Payments to be made by the Statutory Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.00% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, at par at any time after October 7, 2008, or under certain conditions in whole but not in part, at any time at a redemption price equal to 103% of the principal amount plus any accrued unpaid interest.

Troubled Asset Relief Program Capital Purchase Program. On December 23, 2008, the Company sold $10.8 million in Series A preferred stock (the “Series A Preferred Stock”) to the U.S. Department of Treasury (“U.S. Treasury”) as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. Participation in this program provided an additional source of funds during the fiscal year ended September 30, 2009.

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2009, the Bank was authorized to invest up to approximately $16.9 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

The Bank has one subsidiary service corporation, Ebenezer Road, Inc. (“Ebenezer Road”) which is a Maryland licensed insurance company that trades under the trade name BCSB Insurance Services. The company offers life and annuity insurance products through the Bank’s licensed branch platform sales representatives as part of an overall non-deposit investment and insurance program. Fees from the activities of its subsidiaries were immaterial during the year ended September 30, 2009.

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

As of June 30, 2009, the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately .94% of all deposits in the Baltimore metropolitan area, which ranked us 16 out of 80 financial institutions in the Baltimore metropolitan area. In Baltimore County and Harford County we held 2.64% and 2.88%, respectively, of deposits held by all banks and savings institutions. The Baltimore metropolitan area has a high concentration of financial institutions and financial service providers, many of which are branches of large money center, super-regional and regional banks that have greater resources than the Bank’s and may offer products or services that the Bank does not provide.

Employees

As of September 30, 2009, the Company had 140 full-time and 31 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

Regulatory Capital Requirements. Under the OTS’s regulatory capital requirements, savings associations must maintain “tangible” capital equal to 1.5% of adjusted total assets, “core” capital equal to at least 4.0% (or 3.0%, if the institution is rated composite 1 CAMELS under the OTS examination rating system) of adjusted total assets and “total” capital (a combination of “core” and “supplementary” capital) equal to at least 8.0% of risk-weighted assets. In addition, the OTS has adopted regulations which impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0%, if the institution is rated composite 1 CAMELS under the OTS examination rating system). For purposes of these regulations, Tier 1 capital has the same definitions as core capital. See “—Prompt Corrective Regulatory Action.”

Core capital is defined as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution’s intangible assets. Limited exceptions to the deduction of intangible assets are provided for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2009, the Bank had no such investments.

Adjusted total assets are a savings association’s total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association’s investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2009, the Bank’s adjusted total assets for the purposes of the core and tangible capital requirements were approximately $567.2 million.

In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association’s core capital. Supplementary capital is defined to include certain preferred stock issues, nonwithdrawable accounts and pledged deposits that do not qualify as core capital, certain approved subordinated debt, certain other capital instruments, a portion of the savings association’s allowances for loan and lease losses and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. As of September 30, 2009, the Bank had no investments for which OTS regulations require a deduction from total capital.

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

For information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2009 see Note 14 of Notes to Consolidated Financial Statements.

The risk-based capital requirements of the OTS also require that savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. A savings institution’s interest rate risk is measured in terms of the sensitivity of its “net portfolio value” to changes in interest rates. The interest rate risk rule did not have a material effect on the Bank’s risk-based capital at September 30, 2009.

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

At September 30, 2009, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments. For 2008, assessments ranged from five to forty-three basis points of assessable deposits. Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The FDIC has adopted further refinements to its risk-based assessment that were effective April 1, 2009 and effectively make the range 7 to 77 1/2 basis points.

The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC has imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at 10 basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund and has alluded to the possibility of additional special assessments of up to 5 basis points of total assets less tier 1 capital per quarter (subject to the same cap) for the remaining two quarters of 2009 if deemed necessary. However, the FDIC subsequently adopted a rule requiring insured institutions to prepay estimated assessments for the fourth quarter of 2009 and all of 2010 to 2012. The prepaid assessments will be collected on December 30, 2009 and will include an estimated annual growth rate of 5%. Institutions will carry the prepaid assessments as a prepaid expense asset. As the actual assessments are determined, they will be expensed against income and an offsetting credit applied against the prepaid asset until exhausted. The prepaid assessments are expected to be in lieu of additional special assessments.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 (recently extended to June 30, 2010, at the option of the participant) and certain senior unsecured debt issued by institutions and their holding companies would be temporarily guaranteed by the FDIC. The Bank made the business decision to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and the Company opted to participate in the unsecured debt guarantee program.

The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This charge is established quarterly and averaged 1.08 basis points of assessable deposits. During the year ended September 30, 2009, payments totaled $53,000.,

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future although increases are likely given recent bank failures and increases in the numbers of problem institutions.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2009 of $1.5 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. At September 30, 2009, the Bank had no advances outstanding from the FHLB of Atlanta.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on aggregate transaction accounts up to and including $44.4 million, plus 10% on the remainder. The first $10.3 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board and for 2010 have been adjusted from $44.4 million to $55.2 million with the exemption amount increasing to $10.7 million. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2009, the Bank met its reserve requirements.

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

Safety and Soundness Standards. Interagency Guidelines Establishing Standards for Safety and Soundness require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset quality and growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the OTS determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A savings institution must submit an acceptable compliance plan to the OTS within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Under the guidelines, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves. Management believes that these regulatory standards do not materially affect the Bank’s operations.

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

At September 30, 2009, the Bank’s general lending limit was $9.6 million.

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

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. The Gramm-Leach-Bliley Act of 1999 provided that no company may acquire control of a savings institution after May 4, 1999 unless the company engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company’s savings institution subsidiary continues to comply with the qualified thrift lender test. The Company believes it qualifies for the grandfather exception. Upon any non-supervisory acquisition by the Company of another savings institution that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Regulatory Restructuring Legislation. The Obama Administration has proposed, and the House of Representatives and Senate are currently considering, legislation that would restructure the regulation of depository institutions. Proposals range from the merger of the OTS into the Office of the Comptroller of the Currency, (“OCC”), which regulates national banks, to the creation of an independent federal agency that would assume the regulatory responsibilities of the OTS, FDIC and Federal Reserve Board. The federal savings association charter would be eliminated under some proposals, although others would grandfather existing charters such as that of the Bank. Another possibility is the elimination of the separate regulatory scheme for savings and loan holding companies, which would require the Company to become a bank holding company. Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.

Enactment of any of these proposals would revise the regulatory structure imposed on the Bank and Company, which could result in more stringent regulation. At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

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

For additional information regarding taxation, see Note 16 of Notes to Financial Statements.

Executive Officers

Below is information regarding the executive officers of the Company who are not also directors of the Company. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his or her position for at least five years. The ages presented are as of September 30, 2009.

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

Anthony R. Cole joined BCSB Bancorp and Baltimore County Savings Bank as Executive Vice President and Chief Financial Officer effective September 4, 2007. Previously, Mr. Cole served as Senior Vice President and Chief Financial Officer of Bay Net A Community Bank in Bel Air, Maryland from January 2000 through March 2007. Age 48.

Daniel R. Wernecke was named Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank effective November 21, 2007. Prior to being named Executive Vice President and Chief Lending Officer, he served as Senior Vice President of Baltimore County Savings Bank in charge of lending operations. Mr. Wernecke joined Baltimore County Savings Bank in 2002. Age 53.

David M. Meadows was named Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Executive Vice President of BCSB Bancorp and Baltimore County Savings Bank effective November 27, 2006. He served as President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank on an interim basis from July 24, 2006 through November 26, 2006. Previously, he was a Partner in the law firm of Moore, Carney, Ryan and Lattanzi, L.L.C. Age 53.

Bonnie M. Klein joined Baltimore County Savings Bank in 1975 and has served in various capacities of increasing responsibility since then. She was named Vice President and Treasurer of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Senior Vice President of BCSB Bancorp and Baltimore County Savings Bank effective January 1, 2005. She is a Certified Public Accountant. Age 54.

Item 1A.	Risk Factors

The Bank’s increased emphasis on commercial real estate and commercial lending may expose it to increased lending risks.

In recent years, the Bank has significantly increased its emphasis on commercial real estate lending. Commercial real estate loans increased from $75.0 million, or 15.5% of its total loans, at September 30, 2005 to $136.1 million, or 33.3% of its total loans, at September 30, 2009. Moreover, as part of the Bank’s strategy to increase earnings, it will seek to continue to increase commercial real estate lending, as well as commercial lending, and intends to add commercial lending personnel to assist in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. Also, many of the Bank’s commercial and construction borrowers have more than one loan outstanding with the Bank. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.

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

In late June 2006, the Bank became aware of a check-kiting scheme perpetrated by a single commercial deposit customer. It is believed that this scheme took place over an extended period of time prior to its discovery by the Bank in June 2006. As a result of this check-kiting scheme, the Bank incurred an after-tax loss of $6.9 million. During the quarter ended March 31, 2007, the Bank reached a settlement with its insurance provider, pursuant to which it received a recovery of $2.2 million net of taxes in settlement of a bond claim with our insurance carrier. The Bank is aggressively pursuing collection of the remaining check-kiting losses from the customer, but the customer has filed for bankruptcy and one of the two principals of the customer has committed suicide. It does not appear that the customer, the surviving principal or the estate of the deceased principal has material assets from which the Bank could make any recovery, particularly after payment of bankruptcy expenses by the bankruptcy estate of the customer. Moreover, there are other secured and unsecured creditors who are asserting additional and competing claims against the bankruptcy estate of the customer and certain principals of the customer. The recovery process is uncertain and is expected to require an extended period of time to resolve. The Bank will incur further expenses in pursuing its recovery efforts, and litigation expenses involving the bankruptcy matter and other inter-creditor litigation as described under “Item 3. Legal Proceedings.” The Bank reported an expense of $103,000 on a pre-tax basis in connection with pursuing and defending various claims in the bankruptcy estate of the former customer and with other litigants with competing claims seeking to recover limited available assets Management felt it was prudent to recognize this expense in light of the complex and protracted nature of the ongoing proceeding. In addition, the negative publicity from the check-kiting scheme adversely affected the Bank’s ability in the short term to attract and retain deposits. The Bank has examined all deposit accounts with more than a minimal negative balance and believes it does not have a risk of additional material check-kiting losses at this time. The Bank also has developed and implemented additional procedures to detect check-kiting that it believes will further reduce the risk of future check-kiting losses.

A further downturn in the local economy or a further decline in real estate values could hurt our profits.

Much of the Bank’s loans are in Baltimore, Harford and Howard Counties and Baltimore City in Maryland. As a result, a downturn in the local economy, and, particularly, a downturn in real estate values, could cause significant increases in non-performing loans, which would adversely affect profits. Additionally, a decrease in asset quality could require additions to the Bank’s allowance for loan losses through increased provisions for loan losses, which would negatively affect profits. A decline in real estate values could also cause some of the Bank’s mortgage loans to become inadequately collateralized, which would expose it to a greater risk of loss.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of September 30, 2009, our mortgage-backed securities portfolio included 84 securities with a book value of $93.5 million and an estimated fair value of $90.5 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write down theses securities to their fair value. During the fiscal year ended September 30, 2009, we wrote down these securities for an other-than-temporary impairment of $500,000. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Future FDIC assessments will hurt our earnings.

In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009, and was accrued for as of June 30, 2009. The Bank’s special assessment was $270,000. In addition, the final rule allows the FDIC to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of calendar year 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings. On December 30, 2009, the Bank is required to prepay 39 months of FDIC insurance. There can be no assurances that additional assessments will not occur.

Our allowance for loan losses may be inadequate, which could hurt our earnings.

When borrowers default and do not repay the loans that we make to them, we may lose money. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Please see “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of the procedures we follow in establishing our loan loss allowance.

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

Proposed regulatory reform may have a material impact on the value of our stock.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the initial proposed legislation, the federal thrift charter and the Office of Thrift Supervision would have been eliminated and all companies that control an insured depository institution would be required to register as a bank holding company. The House Financial Services Committee, in cooperation with the Treasury Department, has prepared alternative legislation that would preserve the thrift charter as well as federal mutual holding companies. Under this legislation, the Office of Thrift Supervision would be merged into the Office of the Comptroller of the Currency and a division within that agency would regulate federal thrifts. All holding companies of thrifts would be bank holding companies regulated by the Federal Reserve. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the final legislation may differ significantly from the reform plan proposed by the President or from what is currently being discussed by Congress, we cannot determine the specific impact of regulatory reform at this time.

The market price of our common stock may be materially adversely affected by market volatility.

Many publicly traded financial services companies have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies. We may experience market fluctuations that are not directly related to our operating performance, but are influenced by the market’s perception of the state of the financial services industry in general and, in particular, the market’s assessment of general credit quality conditions, including default and foreclosure rates in the industry.

The limitations on executive compensation imposed through our participation in the TARP Capital Purchase Program may restrict our ability to attract, retain and motivate key employees, which could adversely affect our operations.

As part of our participation in the TARP Capital Purchase Program, we agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the preferred stock, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted, which provides more stringent limitations on severance pay and the payment of bonuses. To the extent that any of these compensation restrictions do not permit us to provide a comprehensive compensation package to our key employees that is competitive in our market area, we have difficulty in attracting, retaining and motivating our key employees, which could have an adverse effect on our results of operations.

Future dividend payments and common stock repurchases are restricted by the terms of the U.S. Treasury’s equity investment in us.

Under the terms of the TARP Capital Purchase Program, until the earlier of the third anniversary of the date of issuance of the Company’s Series A Cumulative Perpetual Preferred Stock and the date on which the Series A Cumulative Perpetual Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Series A Cumulative Perpetual Preferred Stock to third parties, we are prohibited from increasing dividends on our common stock above $0.125 per share and from making certain repurchases of equity securities, including our common stock, without the consent of the U.S. Treasury. Furthermore, as long as the Series A Cumulative Perpetual Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions.

The terms governing the issuance of the preferred stock to the U.S. Treasury may be changed, the effect of which may have an adverse effect on our operations.

The terms of the Securities Purchase Agreement in which we entered into with U.S. Treasury pursuant to the TARP Capital Purchase Program provides that the U.S. Treasury may unilaterally amend any provision of the Purchase Agreement to the extent required to comply with any changes in applicable federal law that may occur in the future. We have no assurances that changes in the terms of the transaction will not occur in the future. Such changes may place restrictions on our business or results of operation, which may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2009.

	Year Opened	Owned or Leased	Expiration Date (If Leased) (1)	Net Book Value at September 30, 2009	Approximate Square Footage	Deposits at September 30, 2009
						(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased (2)	November 2018	$125,759	8,000	$116,724
Branch Offices:
Bel Air	1975	Leased	May 2013	—	1,200	35,579
Dundalk (3)	1976	Leased	June 2011	—	1,700	39,240
Timonium	1978	Leased	July 2013	—	2,500	47,984
Catonsville	2003	Leased	April 2011	—	3,550	42,332
Abingdon	1999	Leased (2)	October 2018	377,622	1,800	10,792
Forest Hill	1999	Leased (2)	July 2019	324,259	1,800	19,744
Essex	1999	Leased	November 2012	—	3,200	15,444
Hickory	2000	Leased (2)	January 2020	374,570	1,800	13,144
White Marsh	2000	Leased (2)	January 2015	472,058	1,800	27,551
Carney	2001	Leased	July 2011	—	2,100	19,412
Lutherville	2002	Owned		568,119	7,440	21,926
Golden Ring	2002	Leased	May 2011	—	1,200	23,257
Hamilton	2002	Owned		142,309	1,500	9,252
Ellicott City	2002	Leased	August 2020	—	2,300	23,125
Honeygo	2005	Leased (2)	December 2025	650,148	1,800	8,384
Sparks	2005	Leased (2)	December 2025	611,080	1,800	8,845
Owings Mills	2005	Leased (2)	September 2026	745,416	1,800	5,254

Administrative Offices:
4111 E. Joppa Road	1994	Owned		1,015,953	18,000
4117 E. Joppa Road	2003	Owned		166,652	2,616

(1)	All leases have at least one five-year option, except for Catonsville, Dundalk, Ellicott City and Timonium locations.
(2)	Building is owned, but the land is leased.
(3)	The Bank also is leasing a kiosk and drive-in ATM facility at this location. The Kiosk lease expires in August of 2011.

The net book value of the Bank’s investment in premises and equipment totaled $9.0 million at September 30, 2009. See Note 5 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

On August 6, 2008 the Bank along with two other banks that were victims of the check kitting scheme were sued by another creditor of the failed check casher Global express Money Orders, Inc. (Global) in the Circuit Court of Baltimore City (Case Number 24 C 08-004896). In the lawsuit, Global is seeking to recover from the three banks approximately $1.8 million owed to it by the failed check cashier under a theory that monies deposited by the check cashier in its’ bank accounts with the three banks constituted Global’s trust funds. Global’s claim against the Bank originally sought $667,479 in compensatory damages and $5 million in punitive damages. However, on August 12, 2009, the Circuit Court dismissed Global’s punitive damages claim against the Bank. On November 19, 2009, Global filed an Amended Complaint which, among other things, increased the amount of compensatory damages that it is seeking to recover from the Bank to $753,604. The Bank believes that it has viable defenses to Global’s claim and is vigorously defending the case. The trial of the case is scheduled to begin on June 14, 2010. Because an appeal from any decision rendered in the case is likely, the case is not likely to be finally resolved until sometime in 2011.

Item 4.	Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock began trading under the symbol “BCSB” on the Nasdaq Global Market on April 11, 2008 as the successor issuer to BCSB Bankcorp, Inc. At December 22, 2009 there are 3,120,945 of the common stock outstanding and approximately 1,600 holders of record of the common stock. Following are the high and low bid prices, by fiscal quarter, as reported on the Nasdaq Global Market during the periods indicated, as well as dividends declared on the common stock during each quarter. Prices prior to April 11, 2008 are for BCSB Bankcorp Inc. common stock and have been adjusted for the 0.5264 exchange ratio on the second step conversion.

Fiscal 2009	High	Low	Dividends Per Share
First Quarter	$10.38	$7.75	$—
Second Quarter	9.46	6.59	—
Third Quarter	8.75	7.78	—
Fourth Quarter	10.45	7.95	—

Fiscal 2008	High	Low	Dividends Per Share
First Quarter	$17.67	$11.91	$—
Second Quarter	14.95	11.05	—
Third Quarter	12.80	10.55	—
Fourth Quarter	11.23	10.05	—

The stated high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The Company did not repurchase any of its common stock during the fiscal year ended September 30, 2009.

Dividends payments by the Company depend primarily on dividends received by the Company from the Bank. However, payment of cash dividends on capital stock by a savings institution is limited by OTS regulations. The Bank may not make a distribution that would constitute a return of capital during the three-year term of the business plan submitted in connection with its reorganization. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized. See Note 14 to the Notes to the Consolidated Financial Statements for information regarding the dividend restrictions applicable to the Company and the Bank.

Item 6.	Selected Financial Data

Selected Consolidated Financial Condition Data

	At September 30,
	2009	2008	2007	2006	2005
	(In thousands)
Total assets	$569,438	$567,082	$642,381	$785,857	$812,745
Loans receivable, net	401,011	400,469	416,302	463,776	454,347
Investment securities:
Available for sale	—	994	3,970	143,068	151,386
Held to maturity	—	—	—	4,496	1,995
Mortgage-backed securities:
Available for sale	90,478	89,956	104,999	86,801	112,120
Held to maturity	—	—	—	28,675	26,470
FHLB stock	1,485	1,559	2,270	6,972	8,060
Deposits	487,989	484,791	558,457	604,845	597,669
FHLB advances	—	10,000	20,000	118,473	144,796
Junior Subordinated Debentures	17,011	17,011	23,197	23,197	23,197
Stockholders’ equity	59,133	49,755	34,592	33,421	42,040

Selected Consolidated Operations Data

	For the Years Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands)
Interest income	$29,939	$34,137	$39,112	$39,995	$36,223
Interest expense	13,614	19,329	25,517	25,776	20,384

Net interest income	16,325	14,808	13,595	14,219	15,839
Provision for loan losses	1,350	360	117	194	453

Net interest income after provision for loan losses	14,975	14,448	13,478	14,025	15,386
Other income (loss)	1,875	2,047	(5,335)	1,501	2,140
Non-interest expenses	18,794	15,266	12,809	26,968	16,814

(Loss) income before income taxes	(1,944)	1,229	(4,666)	(11,442)	712
Income tax provision (benefit)	11	335	(1,745)	(4,049)	111

Net (loss) income	$(1,955)	$894	$(2,921)	$(7,393)	$601
Preferred stock dividends and discount accretion	(477)	—	—	—	—

Net (loss) income available to common shareholders	$(2,432)	$894	$(2,921)	$(7,393)	$601

Net (loss) income per share of common stock:

Basic	$(0.84)	$0.30	$(0.95)	$(2.39)	$0.19

Diluted	$(0.84)	$0.30	$(0.95)	$(2.39)	$0.19

Cash dividend declared per share	$—	$—	$—	$0.95	$0.95

All per share amounts have been adjusted to reflect the stock offering and conversion which occurred April 10, 2008.

Key Operating Ratios:

	At or for the Year Ended September 30,
	2009	2008	2007	2006	2005
Performance Ratios:

Return on average assets (net (loss) income divided by average total assets)	(0.34)%	0.15%	(0.41)%	(0.92)%	0.08%
Return on average equity (net (loss) income divided by average equity)	(3.36)	(2.08)	(8.57)	(19.86)	1.40
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	2.97	2.60	2.04	1.96	2.16
Net interest margin (net interest income divided by average interest-earning assets)	3.05	2.61	2.04	1.89	2.15
Ratio of average interest-earning assets to average interest-bearing liabilities	103.32	100.35	99.83	98.30	99.68
Ratio of non-interest expense to average total assets	3.24	2.50	1.80	3.35	2.12
Efficiency ratio	103.27	90.56	155.07	173.69	95.94
Dividend payout ratio (dividend declared per share divided by net income per share)	n/a	n/a	n/a	n/a	500

Asset Quality Ratios:

Nonperforming assets to total assets at end of period	1.46	0.37	0.37	0.32	0.09
Nonperforming loans to gross loans at end of period	1.88	0.21	0.53	0.51	0.15
Allowance for loan losses to gross loans at end of period	0.96	0.65	0.62	0.56	0.57
Allowance for loan losses to nonperforming loans at end of period	51.06	320.00	115.72	109.30	372.09
Provision for loan losses to gross loans	.33	0.08	0.03	0.04	0.09
Net charge-offs to average loans outstanding	.02	0.08	(0.03)	(0.06)	(0.07)

Capital Ratios:

Equity to total assets at end of period	10.38	8.77	5.38	4.25	5.17
Average equity to average assets	10.02	7.05	4.80	4.63	5.42

n/a = Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a Maryland corporation which was organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008, discussed further below. The Bank operates as a federally chartered stock savings association. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the FDIC. This maximum insurance limit is scheduled to revert to $100,000 after December 31, 2013. The Bank’s noninterest earning demand deposit accounts have unlimited FDIC insurance.

BCSB Bankcorp, Inc., a federal corporation, was the former mid-tier stock holding company for the Bank. BCSB Bankcorp was organized in conjunction with the Bank’s reorganization from the mutual savings association to the mutual holding company structure in 1998. Baltimore County Savings Bank, M.H.C., a federal mutual holding company, was the mutual holding company parent of BCSB Bankcorp, Inc. and originally owned 63.3% of BCSB Bankcorp, Inc.’s outstanding stock. As a result of treasury stock purchases, this stake increased to approximately 64.5% of BCSB Bankcorp’s outstanding stock at the time of the second-step conversion. On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist. A newly organized Maryland corporation BCSB Bancorp, Inc., became the holding company for the Bank. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10.00 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.6 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for .5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10.00 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 1,144,407 outstanding shares of the Company for a total of 3,120,945 outstanding shares as of the closing of the second-step conversion on April 10, 2008. Information herein for dates and periods prior to April 10, 2008 reflect such information for BCSB Bankcorp, Inc.

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

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimated loss and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of losses. The use of different estimates or assumptions could produce different provisions for loan losses. Refer to the discussion of “Allowance for Loan Losses” in Note 1 to the Consolidated Financial Statements for a detailed description of management’s estimation process and methodology related to the allowance for loan losses.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the revised guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

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

The Company accounts for goodwill and other intangible assets under the Financial Accounting Standard Board’s (“FASB”) guidance regarding goodwill and other intangible assets. This guidance prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider the Company to be a single reporting unit. Accordingly, all of the goodwill is associated with the entire Company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require us to write down the value of goodwill or purchased intangibles and record an expense for an impairment loss. During fiscal 2009, we determined that based on recent valuations of our Company, the entire $2.3 million of goodwill recorded in conjunction with a 2002 acquisition was completely impaired.

Troubled Asset Relief Program Capital Purchase Program

On December 23, 2008, the Company sold $10.8 million in preferred shares to the U.S. Department of Treasury as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and related Securities Purchase Agreement with the U.S. Treasury pursuant to which the Company issued (1) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 183,465 shares of the Company’s common stock for an aggregate purchase price of $10.8 million in cash. The warrant term is 10 years and it is immediately exercisable, in whole or in part, at an exercise price of $8.83 per share. With the U.S. Treasury’s $10.8 million investment in the Company, the Company and the Bank met all regulatory requirements to be considered well-capitalized under the federal prompt corrective action regulations as of September 30, 2009. For more information on the Series A Preferred Stock and Warrant issued to the U.S. Treasury in connection with the TARP Capital. See Note 15 of Notes to Consolidated Financial Statements.

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

The Bank completed the process of transforming its balance sheet during the second and third quarters of the fiscal year ended September 30, 2007. A primary objective of this restructuring was to reduce exposure to changing interest rates. Lower yielding loans and investment securities were sold, with a substantial portion of the proceeds used to purchase higher yielding investments and to pay off debt. In addition to shortening the average repricing period of its assets, the Bank has sought to reduce its dependence on longer term fixed-rate certificates of deposit. This should help the Bank respond more quickly to changing interest rate conditions and prevent long-term commitments at higher deposit costs.

Market Risk

Management measures the Bank’s interest rate risk by computing estimated changes in the net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is the difference between incoming and outgoing discounted cash flows from assets and liabilities, with adjustments made for off-balance sheet items. These computations estimate the effect on the Bank’s NPV of sudden and sustained increases and decreases in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank’s estimated NPV in the event of increases or decreases in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels at September 30, 2009. All changes meet the Bank’s policy requirements.

	Net Portfolio Value			NPV as % of PV of Assets
Change in Rates	$ Amount	$ Change (1)	% Change (2)	NPV Ratio (3)	Change (4)
	(Dollars in Thousands)
+300 bp	$71,904	$(11,677)	(14)%	12.55%	-153bp
+200 bp	77,030	(6,551)	(8)	13.26	-82bp
+100 bp	81,330	(2,250)	(3)	13.82	-26bp
+50 bp	82,631	(949)	(1)	13.98	-10bp
0 bp	83,580			14.08
-50 bp	83,977	397	—	14.10	2bp
-100 bp	84,169	589	1	14.10	2bp

(1)	Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2)	Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

***Risk Measures: 200 bp rate shock***

	At September 30,
	2009		2008
Pre-Stock NPV Ratio: NPV as % of PV of Assets	14.08%		12.38%
Exposure Measure: Post Shock NPV Ratio	13.26		10.52
Sensitivity Measure: Change in NPV Ratio	82	bp	186	bp

The above table indicates that at September 30, 2009, in the event of sudden and sustained increases in prevailing market interest rates, the Bank’s NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank’s NPV would be expected to increase. The Bank’s Board of Directors reviews the Bank’s NPV position quarterly, and, if estimated changes in NPV are not within the targets established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved targets. At September 30, 2009, the Bank’s estimated changes in NPV were within the targets established by the Board of Directors. NPV is calculated by the Office of Thrift Supervision by using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions..

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and cost are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years ended September 30, 2009, September 30, 2008 and September 30, 2007. Total average assets are computed using month-end balances. No tax equivalent adjustments have been made as the Company did not invest in any tax exempt assets during the periods presented. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.

	Year Ended September 30,
	2009			2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)	$397,984	$24,565	6.17%	$410,484	$26,646	6.49%	$444,526	$28,578	6.43%
Mortgage-backed securities	92,157	5,148	5.59	99,603	5,506	5.53	104,323	4,938	4.73
Investment securities and FHLB stock	2,052	37	1.80	3,887	218	5.61	75,104	3,303	4.40
Other interest-earning assets	43,076	189.44		53,670	1,767	3.29	43,390	2,293	5.28

Total interest earning assets	535,269	29,939	5.59	567,644	34,137	6.01	667,343	39,112	5.86
Bank Owned Life Insurance	14,658			14,045			13,741
Non-interest-earning assets	30,568			28,028			28,619

Total assets	$580,495			$609,717			$709,703

Interest-bearing liabilities:
Deposits	$492,830	$12,438	2.52%	$526,085	$16,980	3.23%	$584,077	$20,405	3.49%
FHLB advances short-term	6,319	284	4.49	10,000	481	4.81	22,717	1,082	4.76
FHLB advances long-term	—	—	—	6,346	287	4.52	36,841	1,975	5.36
Junior Subordinated debentures	17,011	892	5.24	21,634	1,581	7.31	23,197	2,055	8.86
Other liabilities	1,918	—	—	1,613	—	—	1,635	—	—

Total interest-bearing liabilities	518,078	13,614	2.63	565,678	19,329	3.41	668,467	25,517	3.82

Noninterest-bearing liabilities	4,273			1,021			7,183

Total liabilities	522,351			566,699			675,650
Stockholders’ equity	58,144			43,018			34,053

Total liabilities and stockholders’ equity	$580,495			$609,717			$709,703

Net interest income		$16,325			$14,808			$13,595

Interest rate spread			2.96%			2.60%			2.04%

Net interest margin (2)			3.05%			2.61%			2.04%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.32%			100.35%			99.83%

(1)	Includes nonaccrual loans.
(2)	Represents net interest income divided by the average balance of interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); (ii) changes in rates (change in rate multiplied by old volume); and (iii) changes in rate/volume (changes in rate multiplied by the changes in volume).

	Year Ended September 30,
	2009 v. 2008				2008 v. 2007
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income:
Loans receivable	$(825)	$(1,296)	$40	$(2,081)	$(2,179)	$267	$(20)	$(1,932)
Mortgage-backed securities	(414)	60	(4)	(358)	(223)	829	(38)	568
Investment securities and
FHLB stock	(103)	(148)	70	(181)	(3,132)	909	(862)	(3,085)
Other interest-earning assets	(350)	(1,530)	302	(1,578)	542	(863)	(205)	(526)

Total interest-earning assets	(1,692)	(2,914)	408	(4,198)	(4,992)	1,142	(1,125)	(4,975)

Interest expense:
Deposits	(1,073)	(3,703)	234	(4,542)	(2,027)	(1,552)	154	(3,425)
FHLB advances short-term	(114)	(109)	26	(197)	(606)	11	(6)	(601)
FHLB advances long-term	(287)	—	—	(287)	(1,635)	(309)	256	(1,688)
Subordinate debentures	(337)	(447)	95	(689)	(138)	(360)	24	(474)
Other liabilities	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	(1,811)	(4,259)	355	(5,715)	(4,406)	(2,210)	428	(6,188)

Change in net interest income	$119	$1,345	$53	$1,517	$(586)	$3,352	$(1,553)	$1,213

Comparison of Financial Condition at September 30, 2009 and 2008

During the twelve months ended September 30, 2009, our assets increased by $2.4 million, or .41% from $567.1 million at September 30, 2008 to $569.4 million at September 30, 2009. Our cash and cash equivalents increased $5.3 million, or 15.1% from $35.0 million at September 30, 2008 to $40.2 million at September 30, 2009. Our investment portfolio available for sale decreased $994,000 or 100%, from $994,000 at September 30, 2008 to $0 at September 30, 2009 due to maturing investments. Net loans receivable increased $542,000, or .14%, from $400.5 million at September 30, 2008 to $401.0 million at September 30, 2009. Our lending strategy has shifted such that commercial real estate lending, commercial business lending and home equity lending have become our key focus. We have ceased our indirect auto lending program. The indirect loan portfolio, which was $9.5 million and $3.2 million at September 30, 2008 and 2009, respectively, should fully mature within the next couple of years. We have also significantly reduced activity within the commercial lease category of lending. Our mortgage-backed securities available for sale increased by $522,000, or 0.58%, from $90.0 million at September 30, 2008 to $90.5 million at September 30, 2009. At September 30, 2009, all mortgage-backed securities were classified as available for sale for liquidity purposes. The cash surrender value on the Bank Owned Life Insurance increased $612,000, or 4.2% from $14.4 million at September 30, 2008 to $15.0 million at September 30, 2009. Goodwill and other intangible assets decreased by $2.3 million, or 95.8%, from $2.4 million at September 30, 2008 to $101,000 at September 30, 2009. The decrease is attributable to a goodwill impairment charge recorded during the last quarter of the current fiscal year due to recent declines in market values for financial institutions. As a result, no goodwill remains as an asset as of September 30, 2009.

Deposits increased by $3.2 million, or .66%, from $484.8 million at September 30, 2008 to $488.0 million at September 30, 2009. The change is represented by an increase in demand deposits of $30.8 million, or 18.6%, from $165.4 million at September 30, 2008 to $196.2 million at September 30, 2009, offset by a decrease in time deposits of $27.6 million, or 8.7%, from $319.4 million at September 30, 2008 to $291.8 million at September 30,

2009. This shift within the deposit portfolio has allowed the Bank to become less dependent on longer term fixed-rate certificates of deposit while also reducing overall cost of funds. Federal Home Loan Bank of Atlanta advances decreased from $10.0 million at September 30, 2008 to $0 at September 30, 2009. All advances were paid off as of September 30, 2009.

Stockholders’ equity increased by $9.4 million, or 18.9%, from $49.8 million at September 30, 2008 to $59.1 million at September 30, 2009. On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Company contributed $5.5 million or approximately 51% of the net proceeds to the Bank in the form of a capital contribution.

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

Our accumulated other comprehensive loss net of taxes was $1.8 million at September 30, 2009, compared to accumulated other comprehensive loss net of taxes of $2.5 million at September 30, 2008. At September 30, 2009, we had $6.1 million of gross unrealized losses related to collateralized mortgage obligations with an amortized cost of $21.9 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $4.0 million as of September 30, 2008. We recorded other-than-temporary impairment (“OTTI”) charges of $500,000 on these securities during the year ended September 30, 2009. We do not intend to sell, nor is it more likely than not that we will be required to sell these securities before maturity or recovery. To date, the securities have performed in accordance with their terms. If in the future it is determined that declines in market values with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations.

Asset Quality. At September 30, 2009, we had $8.3 million in nonperforming assets, consisting of $1.1 million in single family residential loans, $6.3 million in commercial loans, $235,000 in commercial leases and $639,000 in foreclosed real estate, which was subsequently sold in October 2009 for more than its carrying amount. Included in the above noted nonperforming loans are $3.9 million in Troubled Debt Restructurings, of which $3.7 million are not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of principal and interest payments. At September 30, 2008, we had $2.1 million in nonperforming assets, consisting of nonaccrual loans and repossessed assets representing 0.39% of total assets. Approximately $1.2 million of this total was represented by a commercial retail building located in Shrewsbury, Pennsylvania, which was subsequently sold for more than its carrying amount. Our net charge-offs for the year ended September 30, 2009 were $95,000. Our allowance for loan losses was $3.9 million at September 30, 2009 compared to $2.7 million at September 30, 2008.

Comparison of Operating Results for the Years Ended September 30, 2009 and 2008

Net Income. Net income available to common shareholders decreased by $3.3 million from $894,000 for the twelve months ended September 30, 2008 to a loss of $2.4 million for the twelve months ended September 30, 2009. The decrease was primarily due to a charge of $2.3 million for goodwill impairment, an increase in the provision for losses on loans of $990,000, an other-than-temporary impairment charge of $500,000, $504,000 in increased FDIC insurance premiums and additional professional fees. The Company also recorded $477,000 in preferred dividends and discount accretion in conjunction with the $10.8 million in “TARP” proceeds received in December 2008. The decrease was partially offset by improved net interest income and gain on sale of foreclosed real estate and repossessed assets.

Net Interest Income. Net interest income increased by $1.5 million, or 10.3%, from $14.8 million for the twelve months ended September 30, 2008 to $16.3 million for the twelve months ended September 30, 2009. The increase in net interest income primarily was due to an improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 44 basis points from 2.61% for the twelve months ended September 30, 2008 to 3.05% for the twelve months ended September 30, 2009.

Interest Income. Interest income decreased by $4.2 million, or 12.3% from $34.1 million for the twelve months ended September 30, 2008 to $29.9 million for the twelve months ended September 30, 2009. Interest and fees on loans decreased by $2.1 million, or 7.8%, from $26.6 million for the twelve months ended September 30, 2008 to $24.6 million for the twelve months ended September 30, 2009. This was primarily due to a decrease in the average rate earned on loans which declined by 32 basis points from 6.49% for the twelve months ended September 30, 2008 to 6.17% for the twelve months ended September 30, 2009. The average balance of loans receivable also decreased by $12.5 million from $410.5 million for the twelve months ended September 30, 2008 to $398.0 million for the twelve months ended September 30, 2009. Interest income on mortgage-backed securities decreased by $358,000 or 6.5%, from $5.5 million for the twelve months ended September 30, 2008 to $5.1 million for the twelve months ended September 30, 2009. This decrease was primarily due to a decrease in the average balance of mortgage-backed securities from $99.6 million for the twelve months ended September 30, 2008 to $92.2 million for the twelve months ended September 30, 2009. Interest and dividends on investment securities decreased by $181,000, or 83.0% from $218,000 for the twelve months ended September 30, 2008 to $37,000 for the twelve months ended September 30, 2009. This was due to declines in both the yield on these securities and outstanding average balances. The average rate earned on investments securities decreased by 381 basis points from 5.61% for the twelve months ended September 30, 2008 to 1.80% for the twelve months ended September 30, 2009. Changes in dividend policies on FHLB stocks are the primary reason for this decline. The average balance also decreased from $3.9 million for the twelve months ended September 30, 2008 to $2.1 million for the twelve months ended September 30, 2009 as certain of these securities matured. Other interest income, which primarily consists of the investment in overnight federal funds decreased by $1.6 million, or 89.3% from $1.8 million for the twelve months ended September 30, 2008 to $189,000 for the twelve months ended September 30, 2009. The decrease was primarily due to a decrease in the average yield on other investments of 285 basis points, from 3.29% for the twelve months ended September 30, 2008 to 0.44 % for the twelve months ended September 30, 2009 due to drastic declines in overnight interest rates during the period. The average balance of other interest earning assets also decreased by $10.6 million, from $53.7 million for the twelve months ended September 30, 2008 to $43.1 million for the twelve months ended September 30, 2009.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $19.3 million for the twelve months ended September 30, 2008 to $13.6 million for the twelve months ended September 30, 2009, a decrease of $5.7 million or 29.6%. Interest on deposits decreased $4.5 million from $17.0 million for the twelve months ended September 30, 2008 to $12.4 million for the twelve months ended September 30, 2009. This decrease was due to the decrease in the average cost of deposits of 71 basis points from 3.23% for the twelve months ended September 30, 2008 to 2.52% for the twelve months ended

September 30, 2009. There was also a decrease in the average balance of deposits of $33.3 million from $526.1 million for the twelve months ended September 30, 2008 to $492.8 million for the twelve months ended September 30, 2009. Interest on long-term borrowings decreased by $287,000 for the twelve months ended September 30, 2009 as there were no long term borrowings outstanding during the period. Other interest expense decreased by $689,000 or 43.6% from $1.6 million for the twelve months ended September 30, 2008 to $892,000 for the twelve months ended September 30, 2009 due to the payoff of approximately $6.2 million of the Junior Subordinated Debentures during September 2008. Also contributing to the decline in interest expense on Junior Subordinated Debentures was a decrease in the average cost of funds on the debt of 207 basis points, from 7.31% for the twelve months ended September 30, 2008 to 5.24% for the twelve months ended September 30, 2009. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the twelve months ended September 30, 2009 we established additional provisions for losses on loans of $1.4 million, as compared to a provision of $360,000 for the twelve months ended September 30, 2008. Nonperforming assets have increased substantially during this fiscal year ended September 30, 2009 as compared to the prior year, warranting increased loss reserve levels. Loan charge-offs for the twelve months ended September 30, 2009 were $301,000 as compared to $603,000 for the twelve months ended September 30, 2008, a decrease of $302,000. Loan recoveries were $206,000 for the twelve months ended September 30, 2009 compared to $265,000 for the twelve months ended September 30, 2008. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “—Asset Quality.”

Recent developments in local and national real estate markets have increased loss exposure to many lenders. In particular, institutions participating in sub-prime and construction lending products have experienced losses which, in some cases, have been material to operating results. The Company’s loan portfolio is considered to have very little exposure to sub-prime loans since the Company has never engaged in this type of lending. Additionally, the Company’s loan portfolio contains limited construction loans, representing only 7.06% of gross loans outstanding as of September 30, 2009.

Other Income. Other income decreased $172,000, or 8.4%, from $2.0 million for the twelve months ended September 30, 2008 to $1.9 million for the twelve months ended September 30, 2009. The decrease in other income for the twelve months ended September 30, 2009 was primarily attributable to an other-than-temporary impairment charge of $500,000 on the Alt-A mortgage backed securities. The decrease was partially offset by an increase of $272,000 from the gains on the sale of foreclosed real estate and repossessed assets and an $124,000 increase in miscellaneous income which was primarily due to increased commissions from investment services.

Noninterest Expenses. Total non-interest expenses increased by $3.5 million, or 23.1%, from $15.3 million for the twelve months ended September 30, 2008 to $18.8 million for the twelve months ended September 30, 2009. This was primarily due to a charge of $2.3 million for impairment of goodwill, recorded in connection with the acquisition in 2002 of WHG Bancshares Corporation. The impairment was as a result of our third-party analysis of our goodwill that is performed annually in the fourth quarter of our fiscal year. The impairment charge was a non-cash event which had no affect on liquidity, tangible capital or regulatory capital. Professional fees also increased by $474,000, or 110.0% from $430,000 for the twelve months ended September 30, 2008 to $904,000 for the twelve months ended September 30, 2009. The increase in professional fees was primarily due to increased legal and consulting services. Federal deposit insurance premiums also increased by $504,000, from $496,000 for the twelve months ended September 30, 2008 to $1.0 million for the twelve months ended September 30, 2009. This increase was due to the increase in FDIC premiums and the special assessment of $270,000. Data processing fees increased $66,000, or 4.3%, from $1.5 million for the twelve months ended September 30, 2008 to $1.6 million for the twelve months ended September 30, 2009. This increase was due to the increase in the data processor’s contract fees. Other expenses also increased by $288,000, or 70.9% from $406,000 for the twelve months ended September 30, 2008 to $694,000 for the twelve months ended September 30, 2009 due to a combination of certain one time expenses, including foreclosure expenses. These increases were partially offset by a decrease in property and equipment expenses of $183,000, or 16.6%, from $1.1 million for the twelve months ended September 30, 2008 to $919,000 for the twelve months ended September 30, 2009. Advertising expense decreased by $80,000, or 15.2%, from $526,000 for the twelve months ended September 30, 2008 to $446,000 for the twelve months ended September 30, 2009.

Income Taxes. Our income tax expense was $11,000 and $335,000 for the twelve months ended September 30, 2009 and 2008, respectively. The change in income taxes for the twelve months ended September 30, 2009 as compared to the same period in the prior year was primarily due to decreased income. Our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes and the charge for goodwill impairment which is not deductible for tax purposes.

Liquidity and Capital Resources

At September 30, 2009, the Bank exceeded all regulatory minimum capital requirements. For information regarding the Bank’s tangible, core and risk-based capital levels and a comparison of regulatory requirements at September 30, 2009, see Note 14 of Notes to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

The Company’s primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. On December 23, 2008, the Company sold $10.8 million of its preferred stock and issued a warrant to purchase common stock to the U.S. Department of Treasury under the TARP Capital Purchase Program (See “—Troubled Asset Relief Program Capital Purchase Program” above).

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2009, and 2008., the Bank had $80.3 million, and $73.3 million,, respectively, of loan originations. During the years ended September 30, 2009, and 2008, the Company did not purchase any investment securities. During the years ended September 30, 2009, and 2008, the Company purchased mortgage-backed securities in the amounts of $18.9 million and $0, respectively. The $84.8 million in mortgage-backed securities purchased in 2007 was done in conjunction with the balance sheet restructuring. The primary financing activity of the Company is the attraction of savings deposits.

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

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2009, cash, interest-bearing deposits in other banks and federal funds sold totaled $5.5 million, $3.8 million and $33.9 million, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2009 totaled $194.0 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank’s exposure to credit loss from nonperformance by the other party. The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At September 30, 2009, the Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $1.0 million, $33.9 million and $5.9 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist, and a newly organized Maryland corporation, BCSB Bancorp, Inc. became the holding company for the Bank. As part of the conversion, a total of 1,976,538 shares the Company’s common stock were sold at $10.00 per share in the initial public offering and the Company received net proceeds of approximately $17.1 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank. The Company also loaned $1.2 million to the Bank’s ESOP and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock. As part of the conversion, each outstanding public share of BCSB Bankcorp, Inc. was exchanged for 0.5264 shares of the Company’s common stock.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 4.16% at September 30, 2009. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest. The Company used a portion of the net proceeds that it retained from the recently completed stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.51% at September 30, 2009. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $892,000 during the year ended September 30, 2009 and $1.6 million during the twelve months ended September 30, 2008.

In addition, the Company’s Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The Company remitted a total of $348,000 in quarterly dividend payments during the year ended September 30, 2009.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30,
	2009	2008
	(Dollars in thousands)
Commitments to originate new loans	$5,866	$1,725
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	33,859	26,242
Commercial letters of credit	1,038	920

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments for the unfunded portion of equity lines are for a term of 20 years, and commercial lines of credit are generally on demand and reaffirmed an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2009.

	Payments Due By Period
	Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years	Total
	(Dollars in Thousands)
Time Deposits	$193,998	$68,167	$29,588	$—	$291,753
Long-term borrowings	—	—	—	—	—
Junior Subordinated Debenture	—	—	—	17,011	17,011
Lease Obligations	1,352	2,347	1,695	5,446	10,840

Total Contractual Cash Obligations	$195,350	$70,514	$31,283	$22,457	$319,604

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

Impact of New Accounting Standards

In December 2007, the FASB issued guidance on “Business Combinations.” This guidance’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued guidance on “Noncontrolling Interest in Consolidated Financial Statements” its objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. This guidance shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued guidance on “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. This guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FSB guidance and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued guidance on “Other-Than-Temporary Impairment.” FASB has issued this guidance to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. This will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the period ending June 30, 2009 As a result of the adoption of the this guidance, impairment recognition for the Company’s investment and mortgage-backed securities are now segmented into credit and non credit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income.

In May 2009, the FASB issued guidance on “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This was effective June 15, 2009 and did not have a material impact on our Consolidate Financial Statements.

In June 2009, the FASB issued “The FASB Accounting Standards Codification” and the “Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 was effective September 15, 2009, and did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 166”). The disclosure requirements apply to transfers that occur both before and after the effective date of the statement. SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations, to align that guidance with the original intent of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition, on and after the effective date, existing qualifying special-purpose entities must be evaluated for consolidation by the reporting entity.

SFAS No. 166 eliminates the concept of a qualifying special purpose entity (“QSPE”). The statement eliminates any reference to a QSPE and requires a transferor to evaluate transfers to such entities under the amended guidance. SFAS No. 166 also introduces the concept of a participating interest. A participating interest is defined as a proportionate interest ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

Additionally, the SFAS No. 166 significantly modifies the conditions required for a transfer of a financial asset or a participating interest therein to qualify as a sale. SFAS No. 166 also changes the measurement guidance for transfers of financial assets in that it requires that a transferor recognize and initially measure at fair value any servicing assets, servicing liabilities, and any other assets obtained and liabilities incurred in a sale. The statement amends the disclosure requirements that will allow financial statement users to understand the nature and extent of the transferor’s continuing involvement with financial assets that have been transferred. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The objective of this Statement is to improve the accounting and disclosure of any involvement with variable interest entities (“VIEs”). SFAS No. 167 eliminates the existing approach for identifying the primary beneficiary of a VIE. It changes that approach with an analysis to determine if an enterprise’s variable interest give it a controlling financial interest in the VIE. The statement also expands the disclosure requirement for an enterprise that has a variable interest in a VIE. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued, SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” a replacement of “FASB Statement No. 162” (“SFAS 168”), This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 modifies the hierarchy of GAAP to include two levels of GAAP: authoritative and non-authoritative to be applied by nongovernmental entities. Authoritative GAAP will include all rules and interpretive releases of the SEC. Subsequent to the effective date of the SFAS No. 168, all references to GAAP will conform to the codification standards. Management has determined that this guidance does not impact the financial statements of the Company.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2009 based upon criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the forgoing criteria, management has concluded that, as of September 30, 2009, the Company’s internal control over financial reporting is effective.

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

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information relating to executive officers of the Company is incorporated herein by reference to Item 1. “Business—Executive Officers” in this Report on Form 10-K.

Corporate Governance

The information regarding the Company’s Audit Committee and audit committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance—Committees of the Board of Directors—Audit/Compliance Committee” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the cover page of this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Code of Ethics

The Company and its subsidiaries have adopted a code of ethics which applies to all of their directors, officers and employees and thus applies to the Company’s principal executive officer, principal financial officer and principal accounting officer. The code of ethics is posted on the Company website www.baltcosavings.com/about-bcsb/stockholders_relations.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security Ownership of Certain Beneficial Owners. Information with respect to security ownership of certain beneficial owners required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b) Security Ownership of Management. Information with respect to security ownership of management required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2009.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	76,233	$ 17.32	191,740
Equity compensation plans not approved by security holders	—	—	—

Total	76,233	$ 17.32	191,740

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

With respect to the information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the proxy statement incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters—Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2009 and 2008

Consolidated Statements of Operations for the Years Ended September 30, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (3)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (4)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (4)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (4)

10.1	Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard +(1)

10.2	Amendment to Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (5)

10.3	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.4	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and David M. Meadows+ (1)

10.5	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (1)

10.6	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (5)

10.7	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and Daniel R. Wernecke + (1)

10.8	Form of Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and each of David M. Meadows, Bonnie M. Klein and Daniel R. Wernecke + (5)

10.9	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.10	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and David M. Meadows + (1)

10.11	Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan + (1)

10.12	BCSB Bancorp, Inc. Management Recognition Plan and Trust + (1)

10.13	BCSB Bancorp, Inc. 1999 Stock Option Plan + (1)

10.14	BCSB Bancorp, Inc. 2009 Equity Incentive Plan + (6)

10.15	Baltimore County Savings Bank, F.S.B. Supplemental Director Retirement Agreement + (1)

10.16	Baltimore County Savings Bank, F.S.B. Survivor Income Plan + (1)

10.17	Agreement and General Release among BCSB Bancorp, Inc., Baltimore County Savings Bank, M.H.C. and Baltimore County Savings Bank, F.S.B. and William M. Loughran (1)

10.18	Letter Agreement and related Securities Purchase Agreement—Standard Terms, dated December 23, 2008, between BCSB Bancorp, Inc. and United States Department of the Treasury (3).

10.19	Form of Waiver executed by each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (3)

10.20	Form of Letter Agreement between BCSB Bancorp, Inc. and each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (3)

10.21	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

10.22	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (4)

10.23	Standstill Agreement between BCSB Bancorp, Inc., Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley, dated March 20, 2009 (2)

14	Code of Ethics (5)

21	Subsidiaries of the Registrant

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-24589).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008. (File No. 0-24589)
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (Commission No. 0-24589).
(6)	Incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of shareholders filed with the SEC on April 10, 2009 (File No. 0-24589).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BCSB Bancorp, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of BCSB Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Stegman & Company

Baltimore, Maryland

December 22, 2009

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2009	2008
	(dollars in thousands except per share data)
Assets
Cash	$5,535	$8,305
Interest bearing deposits in other banks	3,786	5,741
Federal funds sold	30,931	20,937

Cash and cash equivalents	40,252	34,983

Interest bearing time deposits	100	100
Investment securities, available for sale	—	994
Loans receivable, net of allowances of ($3,927) and ($2,672)	401,011	400,469
Mortgage backed securities, available for sale	90,478	89,956
Foreclosed real estate	639	1,244
Premises and equipment, net	9,024	9,762
Federal Home Loan Bank of Atlanta stock, at cost	1,485	1,559
Bank owned life insurance	15,001	14,389
Goodwill and other intangible assets	101	2,431
Accrued interest and other assets	11,347	11,195

Total assets	$569,438	$567,082

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$25,529	$25,498
Interest-bearing	462,460	459,293

Total deposits	487,989	484,791
Federal Home Loan Bank of Atlanta advances short-term	—	10,000
Junior subordinated debentures	17,011	17,011
Other liabilities	5,305	5,525

Total liabilities	510,305	517,327

Commitments and contingencies (Notes 3, 5, 7, 8, 9, 10, 11, 12 and 13)

Stockholders’ Equity
Preferred stock (par value $.01 – 5,000,000 authorized, 10,800 and 0 shares issued and outstanding at September 30, 2009 and 2008, respectively)	10,383	—
Common stock (par value $.01 – 50,000,000 authorized, 3,120,945 shares issued and outstanding at September 30, 2009 and September 30, 2008, respectively)	31	31
Stock warrants	481	—
Additional paid-in capital	38,984	38,839
Obligation under rabbi trust	1,035	1,100
Retained earnings	12,117	14,484
Accumulated other comprehensive loss	(1,812)	(2,467)
Employee stock ownership plan	(1,100)	(1,181)
Stock held by rabbi trust	(986)	(1,051)

Total stockholders’ equity	59,133	49,755

Total liabilities and stockholders’ equity	$569,438	$567,082

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended September 30,
	2009	2008
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$24,565	$26,646
Interest on mortgage backed securities	5,148	5,506
Interest and dividends on investment securities	37	218
Other interest income	189	1,767

Total interest income	29,939	34,137

Interest Expense
Interest on deposits	12,438	16,980
Interest on borrowings – short term	284	481
Interest on borrowings – long term	—	287
Other interest expense	892	1,581

Total interest expense	13,614	19,329

Net interest income	16,325	14,808
Provision for losses on loans	1,350	360

Net interest income after provision for losses on loans	14,975	14,448

Other Income
Total other-than-temporary impairment charges	(1,892)	—
Less: Portion included in other comprehensive income (pre-tax)	1,392	—

Net other-than-temporary impairment charges on securities available for sale	(500)	—
Gain (loss) on repossessed assets	202	(70)
Mortgage banking operations	58	42
Fees on transaction accounts	944	1,062
Income from bank owned life insurance	514	480
Miscellaneous income	657	533

Total other income	1,875	2,047

Non-Interest Expenses
Salaries and related expense	8,196	8,089
Occupancy expense	2,383	2,297
Data processing expense	1,594	1,528
Federal deposit insurance premiums	1,000	496
Property and equipment expense	919	1,102
Professional fees	904	430
Advertising	446	526
Telephone, postage and office supplies	364	392
Goodwill impairment	2,294	—
Other expenses	694	406

Total non-interest expenses	18,794	15,266

(Loss) Income before tax expense	(1,944)	1,229
Income tax expense	11	335

Net (loss) income	(1,955)	894
Preferred stock dividends and discount accretion	(477)	—

Net (loss) income available to common shareholders	$(2,432)	$894

Per Share Data:
Basic and diluted (loss) earnings per common share	$(0.84)	$0.30

Dividends per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

	Preferred Stock	Common Stock	Stock Warrants	Additional Paid-In Capital	Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Employee Stock Ownership Plan	Stock Held By Rabbi Trust	Total Stockholders’ Equity
	(dollars in thousands except per share data)
Balance – October 1, 2007	$—	$59	$—	21,620	$1,146	$13,590	$(682)	$(44)	$(1,097)	$34,592
Compensation under stock based benefit plans	—	—	—	81	—	—	—	85	—	166
Distribution of stock for Rabbi trust	—	—	—	—	(46)	—	—	—	46	—
Proceeds from stock offering and conversion, net of expenses	—	(28)		17,138	—					17,110
Acquisition of stock for ESOP								(1,222)		(1,222)
Comprehensive loss
Net income for the year ended September 30, 2008	—	—	—	—	—	894	—	—	—	—
Net change in unrealized (loss) on investment securities and mortgage backed securities, net of tax of $1,221	—	—	—	—	—	—	(1,785)	—	—	—
Comprehensive loss	—	—	—	—	—	—	—	—	—	(891)

Balance – September 30, 2008	—	31	—	38,839	1,100	14,484	(2,467)	(1,181)	(1,051)	49,755
Preferred stock and warrants issued	10,319	—	481	—	—	—	—	—	—	10,800
Preferred stock discount accretion	64	—			—	(64)	—	—	—	—
Compensation under stock based benefit plans	—	—	—	145	—	—	—	81	—	226
Dividends on preferred stock						(348)				(348)
Distribution of stock for rabbi trust	—	—	—		(65)	—	—	—	65	—
Comprehensive loss
Net loss for the year ended September 30, 2009	—	—	—		—	(1,955)	—	—	—	—
Net change in unrealized (loss) on investment securities and mortgage backed securities, net of tax of $1,221	—	—	—		—	—	655	—	—	—
Comprehensive loss	—	—	—		—	—	—	—	—	(1,300)

Balance – September 30, 2009	$10,383	$31	$481	$38,984	$1,035	$12,117	$(1,812)	$(1,100)	$(986)	$59,133

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2009	2008
	(dollars in thousands)
Operating Activities
Net (loss) income	$(1,955)	$894
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Net other-than-temporary impairment charges on securities available for sale	500	—
Impairment of goodwill	2,294	—
Amortization of deferred loan fees, net	204	(298)
Provision for losses on loans	1,350	360
Non-cash compensation under stock-based benefit plan	226	166
Amortization of premiums and discounts, net	133	(88)
Provision for depreciation	1,004	1,024
(Gain) loss on sale of repossessed assets	(202)	70
Income from bank owned life insurance	(514)	(480)
(Increase) decrease in accrued interest and other assets	(524)	656
Gain on sale of loans	(32)	—
Loans originated for sale	(2,800)	—
Proceeds from loans sold	2,800	—
Decrease in other liabilities	(205)	(622)

Net cash provided by operating activities	2,279	1,682

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(97)	(62)
Proceeds from maturities of investment securities – available for sale	1,000	3,000
Net (increase) decrease in loans	(2,872)	15,584
Proceeds from sale of real estate owned	1,472	60
Purchase of mortgage backed securities – available for sale	(18,911)	—
Principal collected on mortgage backed securities	18,907	12,118
Proceeds from sales of repossessed assets	49	203
Investment in premises and equipment	(266)	(332)
Redemption of Federal Home Loan Bank of Atlanta stock	74	711

Net cash (used) provided by investing activities	(644)	31,282

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For Years Ended September 30,
	2009	2008
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	$3,198	$(73,665)
Net decrease in advances by borrowers for taxes and Insurance	(16)	(34)
Net proceeds from stock offering and conversion	—	17,110
Proceeds from preferred stock offering (TARP)	10,800
Loan to employee stock ownership plan	—	(1,222)
Repayment of Federal Home Loan Bank of Atlanta advances	(10,000)	(10,000)
Redemption of trust preferred securities	—	(6,186)
Dividends paid on preferred stock	(348)	—

Net cash provided (used) by financing activities	3,634	(73,997)

Increase (decrease) in cash and cash equivalents	5,269	(41,033)
Cash and cash equivalents at beginning of period	34,983	76,016

Cash and cash equivalents at end of period	$40,252	$34,983

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$13,660	$19,437

Income taxes	$24	$—

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to real estate owned	$639	$1,230

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation - BCSB Bancorp, Inc. (the “Company”) owns 100% of the voting stock of Baltimore County Savings Bank, F.S.B. (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products. Its operations are not material to the consolidated financial statements.

Reorganization - On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and were replaced by BCSB Bancorp, Inc., which was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.6 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for .5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 1,144,407 outstanding shares of the Company for a total of 3,121,076 outstanding shares as of the closing of the second-step conversion on April 10, 2008.

Reclassifications - Certain prior years’ amounts have been reclassified to conform to the current year’s method of presentation.

Business - The Company’s primary purpose is ownership of the Bank. The Bank’s primary business activity is the acceptance of deposits from the general public in its market area and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, valuations of foreclosed real estate, goodwill and intangible assets, deferred income taxes and other than temporary impairment of investment securities. The Company has evaluated subsequent events for potential recognition and/or disclosure through December 22, 2009 the date the consolidated financial statements included in this annual report on Form 10-K were issued.

Investments and Mortgage Backed Securities - We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

If a decline in value of an individual debt security classified as held to maturity or available for sale is judged to be other than temporary, the cost basis of that security is reduced to the present value of expected cash flows and the amount of the write-down is reflected in our earnings. Estimated fair value is determined based on bid prices received from third party pricing services. Gains or losses on the sale of investments are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the term of the security using the interest method. Under the revised guidance for recognition and presentation of other-than-temporary impairments, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the debt security. The discount rate used to determine the credit loss is the expected book yield on the security.

Restricted Stock Investments - The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB’) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

Loans Receivable - Loans receivable are stated at unpaid principal balances, less undisbursed portion of loans in process, unearned interest on consumer loans, deferred loan origination fees and the allowance for loan losses, since management has the ability and intention to hold them to maturity.

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

Loans Held for Sale - Loans held for sale are carried at lower of cost or market value in the aggregate. Market value is derived from secondary market quotations for similar instruments. Net unrealized losses are recognized through a valuation allowance by charges to income.

Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Loans deemed to be uncollectible are charged against the allowance for loans losses and subsequent recoveries, if any, are credited to the allowance. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Management believes the allowance for losses on loans is adequate. While

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the state of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In accordance with the provisions of FASB’s accounting standards codification, “Accounting by Creditors for Impairment of a Loan,” and “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures”, the Bank determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Bank expects to collect all amounts due, including past-due interest. The Bank generally considers a period of delay in payment to include delinquency up to and including 90 days. The accounting codification requires that impaired loans be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

“Accounting by Creditors for Impairment of a Loan,” and “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures” are generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage real estate development, and certain restructured residential loans.

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

Foreclosed Real Estate - Real estate acquired through foreclosure is recorded at the lower of cost or fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described above in Allowance for Loan Losses. In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal cost. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached.

Loan Servicing - The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated by calculating the net present values of the interest payments over the life of the loans. Impairment is determined on a loan by loan basis. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a loan exceed its fair value.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Servicing Rights - Following is an analysis of the change in mortgage servicing rights for loans originated and sold during the year and the unamortized balance and change in excess servicing fees from loans originated and sold in prior periods.

	2009	2008
Balance October 1,	$379	$473
Capitalized	—	—
Amortization	(83)	(94)

Balance September 30,	$296	$379

Premises and Equipment - Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the useful lives of the respective assets.

Income Taxes - Deferred income taxes are recognized for temporary differences between the financial reporting bases and income tax bases of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that is more likely than not that such amounts will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Transfer of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Significant Group Concentrations of Credit Risk - Most of the Bank’s activities are with customers located within the greater Baltimore metropolitan area. The Bank does not have any significant concentrations to any one industry or customer.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings Per Share - Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the years ended September 30, 2009 and 2008 are as follows:

	2009
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	( in thousands except per share data)
Basic EPS
Loss to shareholders	$(1,955)	2,906
Less preferred dividend	(477)

Loss available to common shareholders	(2,432)	2,906	$(0.84)

Diluted EPS
Effect of dilutive shares	—	—	—

Loss available to common shareholders	$(2,432)	2,906	$(0.84)

	2008
Basic EPS
Income available to common shareholders	$894	3,014	$0.30

Diluted EPS
Effect of dilutive shares	—	11	—

Income available to common shareholders	$894	3,025	$0.30

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows - In the statement of cash flows, cash and equivalents include cash, Federal Home Loan Bank of Atlanta overnight deposits, federal funds and certificates of deposit and Federal Home Loan Bank of Atlanta time deposits with an original maturity date less than ninety days.

Employee Stock Ownership Plan - The Company accounts for its Employee Stock Ownership Plan (“ESOP”) in accordance with FASB’s accounting standards codification (See Note 11). ESOP shares are considered to be outstanding for the computation of EPS as they are committed to be released.

Rabbi Trust - The Company established a rabbi trust to fund certain benefit plans. The Company accounts for these plans in accordance with FASB’s accounting standards codification “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Until the plan benefits are paid, creditors may make claims against the assets if the Company becomes insolvent.

Advertising - All advertising costs are expensed as incurred.

Stock-Based Employee Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued guidance on, “Share-Based Payment”, which is a revision of FASB’s guidance on, “Accounting for Stock Issued to Employees”. This guidance requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. “Share-Based Payment”, became effective for the Company on October 1, 2005. The Company adopted “Share-Based Payment”, using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after October 1, 2005.

Segment Reporting - The Company acts as an independent community financial services provider, offering traditional banking and related financial services to individuals and business customers. The Bank offers a full array of commercial and retail financial services, through its branch and automated teller machine networks. This includes taking time, savings and demand deposits, making of commercial, consumer and mortgage loans, and providing other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, discrete financial information is not available and segment reporting would not be meaningful.

Guarantees - The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $1.0 million of standby letters of credit as of September 30, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2009 for guarantees under standby letters of credit issued is not material.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income are components of comprehensive income.

Goodwill - The Company accounts for goodwill in accordance with FASB guidance, “Goodwill and Other Intangible Assets.” This guidance requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. The Company engages an independent third party to annually assess the value of goodwill. Based upon the most recent third party assessment, it was determined that goodwill has been impaired. Accordingly, all $2,294,000 of goodwill recorded in connection with the acquisition in 2002 of WHG Bancshares Corporation was written off during the fiscal year ended September 30, 2009. The impairment charge was a non-cash adjustment which had no affect on liquidity, tangible capital or regulatory capital.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Owned Life Insurance - The Company purchased single-premium life insurance policies on certain employees of the Company. Appreciation in the value of the insurance policies is classified in non-interest income.

Core Deposit Intangible - The Company recognized a core deposit intangible as a result of the merger with WHG Bancshares Corporation in 2002. This deposit base is assumed to decay over time as funds are withdrawn by customers. Amortization is calculated using algebraic formulas taking into account current portfolio costs and the current short term LIBOR.

(dollars in thousands)	As of September 30, 2009	As of September 30, 2008
Core Deposit Intangible	$630	$630
Accumulated Amortization	(529)	(493)

Net Balance	$101	$137

Aggregate Amortization Expense

For the year ended September 30, 2009	$36
For the year ended September 30, 2008	46

Estimated Amortization Expense

For the year ending September 30, 2010	26
For the year ending September 30, 2011	24
For the year ending September 30, 2012	14
For the year ending September 30, 2013	13
For the year ending September 30, 2014	12

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements - In December 2007, the FASB issued guidance on “Business Combinations”. This guidance’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance on “Noncontrolling Interest in Consolidated Financial Statements” it’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. This guidance shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance on “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. This guidance requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB guidance and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance on Other Than Temporary Impairment. FASB has issued this guidance to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. This was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the period ending June 30, 2009. As a result of the adoption of this guidance, impairment recognition for the Company’s investment and mortgage-backed securities are now segmented into credit and non credit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while non-credit-related fair value adjustments will be recorded through other comprehensive income.

In May 2009, the FASB issued guidance on , “Subsequent Events” , which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This was effective June 15, 2009 and did not have a material impact on our Consolidate Financial Statements.

In June 2009, the FASB issued, “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 l became effective September 15, 2009, and will not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS No. 166”). The disclosure requirements apply to transfers that occur both before and after the effective date of the statement. SFAS No. 166 is effective as of the beginning of a reporting entity’s first annual reporting period beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement changes the derecognition guidance for transferors of financial assets, including entities

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that sponsor securitizations, to align that guidance with the original intent of FASB Statement No. 140, “Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In addition, on and after the. effective date, existing qualifying special-purpose entities must be evaluated for consolidation by the reporting entity

SFAS No. 166 eliminates the concept of a qualifying special purpose entity (“QSPE”). The statement eliminates any reference to a QSPE and requires a transferor to evaluate transfers to such entities under the amended guidance. SFAS No. 166 also introduces the concept of a participating interest. A participating interest is defined as a proportionate interest ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

Additionally, the SFAS No. 166 significantly modifies the conditions required for a transfer of a financial asset or a participating interest therein to qualify as a sale. SFAS No. 166 also changes the measurement guidance for transfers of financial assets in that it requires that a transferor recognize and initially measure at fair value any servicing assets, servicing liabilities, and any other assets obtained and liabilities incurred in a sale. The statement amends the disclosure requirements that will allow financial statement users to understand the nature and extent of the transferor’s continuing involvement with financial assets that have been transferred. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)”(“SFAS No. 167”). This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The objective of this Statement is to improve the accounting and disclosure of any involvement with variable interest entities (“VIEs”). SFAS No. 167 eliminates the existing approach for identifying the primary beneficiary of a VIE. It changes that approach with an analysis to determine if an enterprise’s variable interest give it a controlling financial interest in the VIE. The statement also expands the disclosure requirement for an enterprise that has a variable interest in a VIE. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued, SFAS No. 168 “The FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS 168”), This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 modifies the hierarchy of generally accepted accounting principles (“GAAP”) to include two levels of GAAP: authoritative and non-authoritative to be applied by nongovernmental entities. Authoritative GAAP will include all rules and interpretive releases of the Securities and Exchange Commission (“SEC”). Subsequent to the effective date of the SFAS No. 168, all references to GAAP will conform to the codification standards. Management has determined that this guidance does not impact the financial statements of the Company.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of September 30, 2008.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:

September 30, 2008
US Government and Agency obligations	$1,000	$—	$(6)	$994

There were no sales of available for sale securities during the year ended September 30, 2008 or September 30, 2009.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable at September 30, 2009 and 2008 consist of the following:

	September 30,
(in thousands)	2009	2008
Single-family residential mortgages	$140,991	$165,341
Single-family rental property loans	51,698	41,819
Commercial real estate loans	136,106	127,596
Construction loans	28,869	24,967
Commercial loans secured	296	—
Commercial loans unsecured	322	329
Commercial lease loans	2,855	4,612
Commercial lines of credit	8,832	8,328
Automobile loans	7,322	15,490
Home equity lines of credit	29,167	17,914
Other consumer loans	2,443	2,124

	408,901	408,520
Add – purchase accounting premiums, net	62	158
Less – undisbursed portion of loans in process	(3,664)	(4,595)
– unearned interest	(127)	(534)
– deferred loan origination fees and costs	(234)	(408)
– allowance for loans losses	(3,927)	(2,672)

	$401,011	$400,469

The following is a summary of the allowance for loan losses:

	Years Ended September 30,
(in thousands)	2009	2008
Balance – beginning of year	$2,672	$2,650
Provision for losses on loans	1,350	360
Charge-offs	(301)	(603)
Recoveries	206	265

Balance – end of year	$3,927	$2,672

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

Non-accrual loans totaled approximately $7.7 million, and $835,000, at September 30, 2009 and 2008, respectively. As of September 30, 2009, $531,000 of loan loss allowances were allocated to all loans classified as impaired. At September 20, 2008, $341,000 of loan loss allowances were allocated to all loans classified as impaired. Assets classified as troubled debt restructurings are included in non-accrual loans. The total of troubled debt restructurings are $3.9 million of which $3.7 are not delinquent based on their revised terms. Reporting guidance requires disclosure of these loans as non-performing even though they are current in terms of principal and/or interest payments

Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended September 30, are summarized below:

(in thousands)	Years Ended September 30,
	2009	2008
Interest income that would have been recognized	$539	$75
Interest income recognized	408	50

Interest income not recognized	$131	$25

The following is a summary of impaired loans as of September 30, 2009:

(in thousands)	Years Ended September 30,
	2009	2008
Impaired loans with a valuation allowance	$3,010	$—
Impaired loans with no valuation allowance	3,259	369

Total impaired loans	$6,269	$369

Allowance for loans related to impaired loans	$292	$—
Allowance for loans related to other than impaired loans	3,635	2,672

Total allowance	$3,927	$2,672

Interest income on impaired loans on a cash basis	$402	$26

Average recorded investment in impaired loans	$5,977	$369

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

(in thousands)	Years Ended September 30,
	2009	2008
Beginning balance	$352	$468
New loans	350	15
Loan repayments	(100)	(48)
Change in related party classification	—	(83)

Ending balance	$602	$352

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank services loans for others. The amount of such loans serviced at September 30, 2009 and 2008 was $42.9 million and $47.3 million, respectively. At September 30, 2009 and 2008, the Bank had no loans sold with recourse.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $322,000 and $350,000 at September 30, 2009 and 2008, respectively.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments Whose Contract Amounts Represents Credit Risk	Contract Amount at September 30,
(in thousands)	2009	2008
Standby letters of credit	$1,038	$920
Commercial lines of credit	9,861	8,328
Home equity lines of credit	23,998	17,914
Loan commitments, fixed rates	5,281	1,085
Loan commitments, variable rates	585	640
Overdraft protection lines of credit	676	667

Standby letters of credit are conditional commitments issued by the Bank guaranteeing performance by a customer to a third party. Those guarantees are issued primarily to support private borrowing arrangements, generally limited to real estate transactions. In most instances, standby letters of credit are collateralized. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Home equity and commercial lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer’s credit worthiness on a case-by-case basis.

Rates on mortgage loan commitments for fixed rate loans ranged from 4.5% to 4.875% and 6.625% to 6.75% at September 30, 2009 and 2008, respectively. There were no single family residential mortgage loan commitments for variable rate loans at September 30, 2009 and 2008. There were no fixed rate home equity commitments. Rates on home equity loan commitments for variable rate loans range from prime minus 1/2 % to prime, with some having a floor of $4.0%.

Rates on commercial loan commitments for fixed rate loans ranged from 5.00% to 7.50% at September 30, 2009. Rates on commercial loan commitments for fixed rate loans ranged from 6.75% to 9.50% at September 30, 2008. Rates on commercial loan commitments for variable rate loans ranged from 1.0% over prime to 1.5% over prime at September 30, 2008 and 2009.

No amount was recognized in the statement of financial condition at September 30, 2009 and 2008, as liability for credit loss nor was any liability recognized for fees received for standby letters of credit.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgage Backed Securities

The amortized cost and estimated fair values of residential mortgage backed securities are as follows as of September 30, 2009 and 2008:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:

September 30, 2009
GNMA certificates	$3,716	$250	$—	$3,966
Collaterized mortgage obligations	21,866	—	(6,095)	15,771
FNMA certificates	49,450	2,026	(44)	51,432
FHLMC participating certificates	18,438	871	—	19,309

	$93,470	$3,147	$(6,139)	$90,478

September 30, 2008
GNMA certificates	$3,805	$172	$—	$3,977
Collaterized mortgage obligations	25,143	—	(3,976)	21,167
FNMA certificates	44,389	171	(276)	44,284
FHLMC participating certificates	20,632	75	(179)	20,528

	$93,969	$418	$(4,431)	$89,956

There were no sales of available for sale mortgage backed securities during the years ended September 30, 2009 and 2008.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgage Backed Securities - continued

Below is a schedule of mortgage backed securities with unrealized losses as of September 30, 2009 and the length of time the securities have been in a continuous unrealized loss position. Most of these losses relate to the Company’s $21.9 million in collateralized mortgage obligation securities portfolio. The Company does not intend to sell and it is not more likely than not that we will be required to sell the investments before maturity or recovery of their amortized cost.. If in the future it is determined that declines in market values with respect to these or any other securities are other than temporary, the Company would be required to recognize losses in its Consolidated Statement of Operations.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	6,795	(44)	—	—	6,795	(44)
Collateralized mortgage obligations	—	—	15,271	(6,095)	15,271	(6,095)

Total temporarily impaired securities	$6,795	$(44)	$15,271	$(6,095)	$22,066	$(6,139)

At September 30, 2009 the Company has eight securities in an unrealized loss position.

During the year ended September 30, 2009, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities and resulted in a pre-tax charge to earnings of $500,000. This security was rated “AAA” by Standard & Poors at origination. This security had an original principle balance of $5.0 million and has a current principle balance of $3.3 million and its underlying collateral is comprised of “ALT A” mortgages originated in 2006. This security has an estimated fair value of $1.6 million at September 30, 2009. Most of the decline in fair value related to this security is principally due to non-credit factors. Under the revised guidance for recognition and presentation of other-than-temporary impairments, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Premises and Equipment

Premises and equipment at September 30, 2009 and 2008 are summarized by major classification as follows:

	September 30,
(in thousands)	2009	2008	Life
Office Building	$9,123	$9,080	40 Years
Leasehold improvements	1,243	1,224	7-31 Years
Furniture, fixtures and equipment	8,782	8,577	5-10 Years

	19,148	18,881
Accumulated depreciation	(10,124)	(9,119)

	$9,024	$9,762

The Bank has entered into long-term leases for the land on which the main office and branches are located. Rental expense under long-term leases for property for the years ended September 30, 2009 and 2008 was $1.4 million and $1.3 million, respectively. At September 30, 2009, minimum rental commitments under noncancellable leases are as follows:

Years Ended September 30,	Amount
(in thousands)
2010	1,352
2011	1,255
2012	1,092
2013	941
2014	754
After 2014	5,446

$10,840

Note 6 - Deposits

Deposits are summarized as follows at September 30, 2009 and 2008:

	2009		2008
(dollars in thousands)	Amount	%	Amount	%
Type of Account
NOW	$34,348	7.04%	$30,229	6.24%
Non-interest bearing NOW	25,529	5.23	25,498	5.26
Money market	56,716	11.62	32,849	6.78
Savings	79,592	16.31	76,784	15.84
Certificates	291,753	59.79	319,390	65.87

	487,938	99.99	484,750	99.99
Accrued interest payable	51.01		41.01

	$487,989	100.00%	$484,791	100.00%

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Deposits - continued

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $85.6 million and $91.2 million at September 30, 2009 and 2008, respectively.

At September 30, 2009, scheduled maturities of certificates of deposit are as follows:

(in thousands)
2010	193,998
2011	37,466
2012	30,701
2013	22,520
2014	7,068

$291,753

Interest expense on deposits for the years ended September 30, 2009 and 2008 is as follows:

	2009	2008
(in thousands)
NOW	$165	$106
Money market	609	772
Passbook savings	387	585
Certificates	11,277	15,517

	$12,438	$16,980

Note 7 - Federal Home Loan Bank of Atlanta Advances

The Bank has the following outstanding Federal Home Loan Bank advances as of September 30:

	2008
(dollars in thousands)	Rate	Total
Due
2009	4.44%	$10,000

The Bank has no advances as of September 30, 2009.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Federal Home Loan Bank of Atlanta Advances - continued

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta.. This line is secured by a blanket floating lien on eligible 1-4 family residential loans. At September 30, 2009, the Bank had an available unused line of credit of $104.0 million. The line of credit requires no compensating balances.

Note 8 - Junior Subordinated Debentures

In June, 2002, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate and resets quarterly. The rate was 4.16% and 6.44% September 30, 2009 and 2008 respectively. The debentures are the sole asset of BCSB Bancorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest. The Company used a portion of the net proceeds that it retained from the recently completed stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September, 2003, the Company issued $10,310,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust II (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate and resets quarterly. The rate was 3.51% and 5.79% at September 30, 2009 and 2008 respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest.

Note 9 - Pension Plan

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to a maximum of $16,500 for 2009. The Bank is obligated to contribute 50% of the first 3% of the employee’s contribution. All employees who have completed thirty days of service with the Bank and are eighteen years of age are eligible to participate. The Bank’s contribution to this plan amounted to $62,000 and $13,000 for the years ended September 30, 2009 and 2008, respectively.

Note 10 - Directors Retirement Plan

The Company’s retirement plan allows directors to defer directors’ fees into a phantom investment vehicle which allows them to get a return based upon the mutual fund market.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Employee Stock Ownership Plan

During fiscal year 2008 the Bank modified it’s Employee Stock Ownership Plan (“ESOP”). On April 10, 2008 the ESOP acquired 122,197 shares of the Company’s common stock in connection with the Bank’s Reorganization to a stock holding company form of organization. In 1998 the Bank acquired 182,930 shares to establish the ESOP. The ESOP holds the common stock in a trust for allocation among participating employees, in trust or allocated to the participants’ accounts and an annual contribution from the Bank to the ESOP and earnings thereon.

All employees of the Bank who attain the age of 18 and complete one year of service with the Bank will be eligible to participate in the ESOP. Participants must be employed at least 500 hours in a plan year in order to receive an allocation. Each participant’s vested interest under the ESOP is determined according to the following schedule: 0% for less than 1 years of service with the Company or the Bank, 20% for 1 years of service, 40% for 2 years of service, 60% for 3 years of service, 80% for 4 years of service, and 100% for 5 years of service. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service (whether before or after the ESOP’s January 1, 2009 effective date). Vesting accelerates to 100% upon a participant’s attainment of age 65, death or disability.

The ESOP will be funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust, if any. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any on unallocated shares are recorded as a reduction of the debt service. The compensation costs for the years ended September 30, 2009, was $68,000 and $83,000, respectively

The ESOP shares were as follows as of September 30:

	2009	2008
Shares released and allocated	103,697	95,550
Unearned shares	114,794	122,941

	218,491	218,491

Fair value of unearned shares	$982,637	1,235,545

Note 12 - Management Recognition Plan

On July 15, 1999, the Bank established a Management Recognition Plan (“MRP”) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 48,147 shares of stock, which will be held in a separate trust that manages the MRP. The Bank funded the MRP by purchasing the shares of common stock in the open market. The Bank initially awarded an aggregate of 24,004 shares of common stock. During the year ended September 30, 2002 the Bank awarded an additional 13,950 shares. During the year ended September 30, 2007 the Bank awarded an additional 5,527 shares. During the year ended September 30, 2008 the board awarded and additional 4,666 shares. During the year ended September 30, 2009 the board awarded and additional 525 shares. Shares awarded to the participants in the MRP vest at a rate of 20% to 25% per year on each anniversary of the effective date of the MRP award. As of September 30, 2009 there were 3,798 shares vested, and as of September 30, 2008 there were 1,974 vested shares. If a participant terminates employment for reasons other than death, disability, change in control or retirement, he or she forfeits all rights to unvested shares. Compensation expense in the amount of the fair market value of the common stock at the date of the grant is recognized on a pro-rata basis over the years during which the shares are earned. Compensation expense of $39,000 and $38,000 was recognized for the MRP for the years ended September 30, 2009 and 2008, respectively.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Management Recognition Plan - continued

On May 20, 2009, the Bank established a Management Recognition Plan (“MRP”) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 76,697 shares of stock, which will be held in a separate trust that manages the MRP. As of September 30, 2009 the Bank has not awarded or funded any shares of this Plan.

Note 13 - Stock Option Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. Option expense was $72,000 and $62,000 for the years ended September 30, 2009 and 2008, respectively.

The following table summarizes the shares under the Company’s stock option plan at September 30, 2009:

Number of Shares	Price	Weighted Average Contractual Life
26,452	$21.61	2.7
10,528	28.41	7.0
5,264	17.95	8.0
22,193	11.61	8.2
11,796	8.25	10.0

The total exercisable shares of 37,264 have a weighted average contractual life of 4.2 years, and an aggregate intrinsic value of $0.

At the annual shareholders meeting held in May 2009 the Company approved an addition Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock have been reserved for issuance under the 2009 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were no options granted during the year ended September 30, 2009.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the status of and changes in the Company’s stock option plan during the past three years.

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2007	63,958	$21.20

Options exercised	—	—
Options expired	—	—
Granted	22,193	11.60

Outstanding at September 30, 2008	86,151	$18.99

Options exercised	—	—
Options expired	(21,714)	20.75
Granted	11,796	8.25

Outstanding at September 30, 2009	76,233	17.32

Exercisable at September 30, 2009	37,264	$20.78

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the year ended September 30, 2009.

	2009	2008
Dividend Yield	0%	0%
Expected volatility	37.41	29.42
Risk-free interest rate	.76%	3.15%
Expected lives	7.0 years	10.0 years

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible and Core Capital (as defined in the regulations) to Adjusted Total Assets (as defined) and Risk-Based Capital (as defined) to Risk-Weighted Assets (as defined). Management believes, as of September 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2009, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Regulatory Capital - continued

The following table presents the Bank’s capital position based on the September 30 financial statements and the current capital requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
September 30, 2009
Tangible (1)	$65,661	11.58%	$8,508	1.5%	$	N/A	N/A	%
Tier I capital (2)	65,661	16.88	N/A	N/A		23,341	6.0
Core (1)	65,661	11.58	22,690	4.0		28,362	5.0
Risk-weighted (2)	68,739	17.67	31,122	8.0		38,902	10.0

September 30, 2008
Tangible (1)	$58,343	10.39%	$8,426	1.5%	$	N/A	N/A	%
Tier I capital (2)	58,343	16.14	N/A	N/A		21,685	6.0
Core (1)	58,343	10.39	22,470	4.0		28,088	5.0
Risk-weighted (2)	60,688	16.79	28,913	8.0		36,141	10.0

(1)	To adjusted total assets
(2)	To risk-weighted assets

The following table provides a reconciliation of total equity per the consolidated financial statements to capital amounts reflected in the above table:

	September 30,
	2009	2008
	(dollars in thousands)
Total equity	$59,133	$49,755
Adjustment for accumulated other comprehensive loss	1,812	2,467
Adjustment for intangible assets	(101)	(2,431)
Adjustment for disallowed deferred tax assets	—	(453)
Adjustment for parent company equity	4,817	9,005

Tangible, Tier 1 and Core Capital	65,661	58,343
Allowance for loan losses	3,078	2,345

Total risk-based capital	$68,739	$60,688

The OTS has adopted an interest rate risk component of regulatory capital requirements effective January 1, 1994. The rule requires additional capital to be maintained if the Bank’s interest rate risk exposure, measured by the decline in the market value of the Bank’s net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of September 30, 2009, the Bank is not subject to the interest rate risk requirement.

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

Note 15 - Preferred Stock

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement—Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash.

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

The warrant is exercisable at $8.83 per share at any time on or before December 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. The relative fair value method was used to allocate the proceeds between the preferred stock and warrants. A discount rate of 12% was used in valuing the preferred stock and the Black-Scholes-Merton option pricing model was used to value the warrants. The original discount on the preferred stock is being amortized using the effective interest method.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Income Taxes

The income tax provision consists of the following for the years ended September 30, 2009 and 2008:

	2009	2008
	(dollars in thousands)
Current expense (benefit)	$158	$(723)
Deferred expense (benefit)	(147)	1,058

Total tax expense	$11	$335

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2009 and 2008 are as follows:

	2009	2008
Deferred Tax Assets:

ESOP and MRP	$47	$47
Deferred compensation	836	864
Other-than-temporary-impairment on securities available for sale	197	—
Alternative minimum tax	24	—
Allowance for loan losses	1,549	1,065
Allowance for uncollected interest	73	14
Net operating loss carry forward	3,527	4,805
Unrealized holding losses on securities	1,180	1,602

Total gross deferred tax assets	7,433	8,397
Deferred Tax Liabilities:
Federal Home Loan Bank of Atlanta stock dividends	(213)	(213)
Depreciation	(336)	(690)
Purchase accounting premiums, net	(24)	(63)

Total gross deferred tax liabilities	(573)	(966)

Net Deferred Tax Assets	$6,860	$7,431

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Income Taxes - continued

The amount computed by applying the statutory federal income tax rate to income before taxes is greater than the taxes provided for the following reasons:

	For the Years Ended September 30,
	2009		2008
(dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax rate	$(661)	(34.00)%	$418	34.00%
Changes Resulting From
Income from life insurance	(175)	(9.00)	(163)	(13.25)
Goodwill impairment	780	40.11	—	—
Other	67	3.45	80	6.50

	$11.56%		$335	27.27%

The Company and its subsidiaries file a consolidated income tax return on a fiscal year basis. The returns have been audited by the Internal Revenue Service through the year ended September 30, 1994.

As of September 30, 2009, the Company had net operating loss carryforwards of approximately $10.3 million which begin to expire in 2026. As a result of the stock offering and conversion that occurred in April 2008, the net operating loss carryforwards are subject to annual limits under IRC Section 382 of $1.6 million. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. Their realization is dependent on future taxable income.

Qualified thrift lenders such as the Bank are not required to provide a deferred tax liability for bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserves for the Bank amounted to approximately $6.2 million with an income tax effect of approximately $2.4 million at September 30, 2009. This bad debt reserve would become taxable if certain conditions are met by the Bank.

Note 17 - Related Party Transactions

Director Michael J. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that the Bank leases for a branch office site. The Bank paid $67,000, $75,000 and $70,000 in rent to Colgate Investments, LLC during the years ended September 30, 2009, 2008 and 2007, respectively, and expects to pay $74,000 during the year ended September 30, 2010. We believe that there are no preferential terms granted in this transaction and that the terms are similar to other third-party transactions. The remaining 80% of Colgate Investments, LLC is owned by Mr. Klein’s siblings.

Note 18 - Fair Value Measurements

Effective October 1, 2008, the Company adopted FASB’s guidance on – “Fair Value Measurements”. This statement defined the concept of fair value, established a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This guidance applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Under this guidance, portions have been deferred until

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Fair Value Measurements - continued

years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Company has partially adopted the provisions of this guidance. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption this guidance did not have any effect on the Company’s financial position or results of operations.

FASB’s guidance “Fair Value Measurements” establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

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

The following table presents the financial instruments measured at fair value on the recurring basis as of September 30, 2009 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

	At September 30, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3	Total changes In fair values Included in Period Earnings
Securities available for sale	$90,478	$—	$90,478	$—	$500	(1)

(1)	Represents other-than-temporary-impairment charges taken on certain Level 2 securities

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis, but are subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write downs. The write-downs for the Company’s more significant assets or liabilities measured on a non-recurring basis are based on the lower of amortized cost or estimated fair value. During the fiscal year ended September 30, 2009 the Company charged off $2.3 million of goodwill for impairment.

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Fair Value Measurements - continued

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

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to foreclosed real estate and repossessed assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. Foreclosed real estate was $639,000 at September 30, 2009.

Impaired loans are classified as Level 3 within the valuation hierarchy.

	At September 30, 2009
(dollars in thousands)	Total	Level 1	Level 2		Level 3
Impaired Loans	$7,690	$—		$—	$7,690
Foreclosed real estate and repossessed assets	$639	$—		$—	$639

Total	$8,329	$—	$		$8,329

(dollars in thousands)	Impaired Loans

Balance at September 30, 2008	$835
Total net gains for the year	—
Net transfers in/(out) Level 3	7,494

Balance at September 30, 2009	$8,329

Net realized gains included in net income for the year ending September 30, 2009 relating to sales of repossessed assets.	$202

Note 19 - Disclosures About Fair Value of Financial Instruments

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair values of the Bank’s financial instruments are as follows:

	September 30, 2009		September 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$5,535	$5,535	$8,305	$8,305
Interest bearing deposits in other banks	3,786	3,786	5,741	5,741
Federal funds sold	30,931	30,931	20,937	20,937
Interest bearing time deposits	100	100	100	100
Investment securities – available for sale	—	—	994	994

Loans Receivable
Mortgage loans	391,560	399,425	383,459	385,515
Share loans	661	661	758	758
Consumer loans	8,790	9,053	16,252	16,475
Mortgage backed securities – available for sale	90,478	90,478	89,956	89,956
Federal Home Loan Bank of Atlanta stock	1,485	1,485	1,559	1,559
Accrued interest receivable	2,306	2,306	2,811	2,811
Mortgage servicing rights	296	296	379	379

Financial Liabilities
Deposits	$487,989	$488,756	$484,791	$485,306
Federal Home Loan Bank of Atlanta advances	—	—	10,000	9,991
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accrued interest payable	51	51	41	41

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Condensed Financial Information (Parent Company Only)

Information as to the financial condition of BCSB Bancorp, Inc. as of September 30, 2009, and 2008 and the results of operations and cash flows for the years ended September 30, 2009 and 2008 are summarized below.

Statements of Financial Condition	September 30,
	2009	2008
	(in thousands)
Assets

Cash	$7,370	$52
Interest bearing deposits in other banks	10	3,476
Employee stock ownership plan loan	1,150	1,222
Accrued interest receivable	45	31
Investment in subsidiaries	63,427	58,172
Prepaid and deferred income taxes	3,300	2,882
Other assets	10	8

Total assets	$75,312	$65,843

Liabilities and Stockholders’ Equity

Liabilities
Junior subordinated debentures	$17,011	$17,011
Other liabilities	203	178

	17,214	17,189
Total stockholders’ equity	58,098	48,654

Total liabilities and stockholders’ equity	$75,312	$65,843

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Condensed Financial Information (Parent Company Only) - continued

	Years Ended September 30,
	2009	2008
	(in thousands)
Statements of operations
Interest and fees on loans	$61	$35
Interest and dividends on investment securities	4	85
Other interest income	107	58

Total interest income	172	178
Interest on borrowings	892	1,581

Net interest (expense)	(720)	(1,403)

Non-interest expense
Professional fees	307	157
Other expenses	129	135

Total non-interest expense	436	292

Loss before tax benefit	(1,156)	(1,695)

Income tax benefit	(393)	(576)

Loss before equity in net (loss) income of subsidiary	(763)	(1,119)
Equity in net (loss) income of subsidiary	(1,192)	2,013

Net (loss) income	$(1,955)	$894

	Years Ended September 30,
	2009	2008
	(in thousands)
Statements of Cash Flows

Net (loss) income	$(1,955)	$894
Adjustments to reconcile net income to net cash used by Operating Activities
Accretion of discount on investments	—	1
Equity in net loss (income) of subsidiary	1,192	(2,013)
Increase in accrued interest receivable	(14)	(5)
Increase in prepaid and deferred income taxes	(418)	(575)
Decrease (increase) in receivable from subsidiary	70	(1,040)
Decrease in other assets	—	1,017
Increase (decrease) in other liabilities	25	(340)
Noncash compensation under stock-based benefit plan	—	21

Net cash used by operating activities	(1,100)	(2,040)

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Condensed Financial Information (Parent Company Only) - Continued

	Years Ended September 30,
	2009	2008
	(in thousands)
Cash Flows from Investing Activities
Proceeds from maturities of investment securities – held to maturity	$—	$1,000

Net cash provided by investing activities	—	1,000

Cash Flows from Financing Activities
Additional investment in Subsidiary	(5,500)	(8,500)
Redemption of trust preferred securities	—	(6,186)
Proceeds from preferred stock offering (TARP)	10,800	—
Net proceeds from stock offering	—	17,138
Dividends on preferred stock	(348)	—

Net cash provided by financing activities	4,952	2,452

Increase in cash and cash equivalents	3,852	1,412
Cash and cash equivalents at beginning of period	3,528	2,116

Cash and cash equivalents at end of period	$7,380	$3,528

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Quarterly Financial Date (Unaudited)

Summarized unaudited quarterly financial data for the year ended September 30, 2009 is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$7,674	$7,495	$7,380	$7,389
Interest Expense	3,967	3,515	3,249	2,883

Net Interest Income	3,707	3,980	4,131	4,506
Provision for Loan Losses	150	150	600	450

Net Interest Income after provision for loan losses	3,557	3,830	3,531	4,056
Other Income	603	451	138	683
Other Expenses	3,747	4,161	4,443	6,441

Income (loss) before income tax expense (benefit)	413	120	(774)	(1,702)
Income taxes expense (benefit)	173	18	(356)	177

Net Income (loss)	$240	$102	$(418)	$(1,879)
Preferred stock dividends and discount accretion	(10)	(154)	(157)	(156)

Net income (loss) available to common shareholders	$230	$(52)	$(575)	$(2,035)

Per share date:
Basic and diluted earnings per share	$.08	$(.02)	$(.20)	$(.70)

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21- Quarterly Financial Date (Unaudited) - Continued

Summarized unaudited quarterly financial data for the year ended September 30, 2008 is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$9,262	$8,602	$8,254	$8,019
Interest Expense	5,600	5,239	4,565	3,925

Net Interest Income	3,662	3,363	3,689	4,094
Provision for Loan Losses	—	—	—	360

Net Interest Income after provision for loan losses	3,662	3,363	3,689	3,734
Other Income	465	429	540	613
Other Expenses	4,097	3,726	3,810	3,633

Income before income tax benefit/expense	30	66	419	714
Tax benefit/ expense	(63)	11	134	253

Net Income	$93	$55	$285	$461

Per share date:
Basic and diluted earnings per share	$.03	$.02	$.09	$.16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCSB BANCORP, INC.

December 22, 2009	By:	/s/ JOSEPH J. BOUFFARD
Joseph J. Bouffard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH J. BOUFFARD	December 22, 2009
Joseph J. Bouffard President and Chief Executive Officer (Principal Executive Officer)

/s/ ANTHONY R. COLE	December 22, 2009
Anthony R. Cole Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ HENRY V. KAHL	December 22, 2009
Henry V. Kahl Chairman of the Board

/s/ H. ADRIAN COX	December 22, 2009
H. Adrian Cox Vice Chairman of the Board

/s/ WILLIAM J. KAPPAUF, JR.	December 22, 2009
William J. Kappauf, Jr. Director

/s/ WILLIAM M. LOUGHRAN	December 22, 2009
William M. Loughran Director

/s/ JOHN J. PANZER, JR.	December 22, 2009
John J. Panzer, Jr. Director

/s/ MICHAEL J. KLEIN	December 22, 2009
Michael J. Klein Director

/s/ ERNEST A. MORETTI	December 22, 2009
Ernest A. Moretti Director