Form 10-K/A
period 2009-09-30
BCSB Bancorp Inc.
filed 2010-01-29
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-53163

BCSB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1424764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4111 E. Joppa Road, Suite 300, Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (410) 256-5000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of exchange on which registered)
Common stock, par value $0.01 per share	Nasdaq Global Market

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended September 30, 2009 of BCSB Bancorp, Inc. is being filed to include Exhibit 99.1, “31 C.F.R. § 30.15 Certification of Chief Executive Officer” and Exhibit 99.2, “31 C.F.R. § 30.15 Certification of Chief Financial Officer.”

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2009 and 2008

Consolidated Statements of Operations for the Years Ended September 30, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (3)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (4)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (4)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (4)

10.1	Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard +(1)

10.2	Amendment to Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (5)

10.3	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.4	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and David M. Meadows+ (1)

10.5	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (1)

10.6	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (5)

10.7	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and Daniel R. Wernecke + (1)

10.8	Form of Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and each of David M. Meadows, Bonnie M. Klein and Daniel R. Wernecke + (5)

10.9	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.10	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and David M. Meadows + (1)

10.11	Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan + (1)

10.12	BCSB Bancorp, Inc. Management Recognition Plan and Trust + (1)

10.13	BCSB Bancorp, Inc. 1999 Stock Option Plan + (1)

10.14	BCSB Bancorp, Inc. 2009 Equity Incentive Plan + (6)

10.15	Baltimore County Savings Bank, F.S.B. Supplemental Director Retirement Agreement + (1)

10.16	Baltimore County Savings Bank, F.S.B. Survivor Income Plan + (1)

10.17	Agreement and General Release among BCSB Bancorp, Inc., Baltimore County Savings Bank, M.H.C. and Baltimore County Savings Bank, F.S.B. and William M. Loughran (1)

10.18	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 23, 2008, between BCSB Bancorp, Inc. and United States Department of the Treasury (3).

10.19	Form of Waiver executed by each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (3)

10.20	Form of Letter Agreement between BCSB Bancorp, Inc. and each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (3)

10.21	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

10.22	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (4)

10.23	Standstill Agreement between BCSB Bancorp, Inc., Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley, dated March 20, 2009 (2)

14	Code of Ethics (5)

21	Subsidiaries of the Registrant*

23.1	Consent of Stegman & Company*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer

99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-24589).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008. (File No. 0-24589)
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (Commission No. 0-24589).
(6)	Incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of shareholders filed with the SEC on April 10, 2009 (File No. 0-24589).
*	Previously filed.

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

BCSB BANCORP, INC.

January 29, 2010	/S/ JOSEPH J. BOUFFARD
Joseph J. Bouffard President and Chief Executive Officer