Form 10-Q
period 2009-12-31
BCSB Bancorp Inc.
filed 2010-02-16
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large Accelerated Filer	☐ Accelerated Filer ☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2010 the issuer had 3,120,945 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	September 30, 2009
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$5,525	$5,535
Interest-bearing deposits in other banks	2,787	3,786
Federal funds sold	54,931	30,931

Cash and cash equivalents	63,243	40,252

Interest bearing time deposits	100	100
Loans receivable, net of allowances ($4,228) and ($3,927)	397,431	401,011
Mortgage-backed securities, available for sale	86,689	90,478
Foreclosed real estate and repossessed assets	13	639
Premises and equipment, net	8,278	9,024
Federal Home Loan Bank of Atlanta stock, at cost	1,485	1,485
Bank owned life insurance	15,159	15,001
Core deposit intangible	93	101
Accrued interest and other assets	13,249	11,347

Total assets	$585,740	$569,438

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$27,342	$25,529
Interest-bearing	475,868	462,460

Total deposits	503,210	487,989
Junior subordinated debentures	17,011	17,011
Other liabilities	5,415	5,305

Total liabilities	525,636	510,305

Stockholders’ Equity
Preferred stock (par value $.01 - 5,000,000 authorized, 10,800 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively)	10,383	10,383
Common stock (par value $.01 – 50,000,000 authorized, 3,120,945 shares issued and outstanding at December 31, 2009 and September 30, 2009, respectively)	31	31
Stock warrants	395	481
Additional paid-in capital	39,116	38,984
Obligation under rabbi trust	1,035	1,035
Retained earnings	12,630	12,117
Accumulated other comprehensive loss (net of taxes)	(1,420)	(1,812)
Employee stock ownership plan	(1,080)	(1,100)
Stock held by rabbi trust	(986)	(986)

Total stockholders’ equity	60,104	59,133

Total liabilities and stockholders’ equity	$585,740	$569,438

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2009	2008
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$6,237	$6,287
Interest on mortgage backed securities	1,171	1,288
Interest and dividends on investment securities	1	17
Other interest income	36	82

Total interest income	7,445	7,674

Interest Expense
Interest on deposits	2,367	3,509
Interest on borrowings – short term	—	113
Other interest expense	154	345

Total interest expense	2,521	3,967

Net interest income	4,924	3,707
Provision for losses on loans	300	150

Net interest income after provision for losses on loans	4,624	3,557

Other Income
Gain on repossessed assets	7	172
Mortgage banking operations	24	13
Fees on transaction accounts	218	293
Income from bank owned life insurance	151	36
Miscellaneous income	300	89

Total other income	700	603

Non-Interest Expenses
Salaries and related expense	2,348	1,789
Occupancy expense	586	578
Data processing expense	413	413
Federal deposit insurance premiums	222	125
Property and equipment expense	194	232
Professional fees	280	240
Advertising	95	95
Telephone, postage and office supplies	80	90
Other expenses	78	185

Total non-interest expenses	4,296	3,747

Income before tax expense	1,028	413
Income tax expense	358	173

Net income	670	240
Preferred stock dividends and discount accretion	(156)	(10)

Net income available to common shareholders	$514	$230

Per Share Data: (1)
Basic and diluted earnings per common share	$0.18	$0.08

Dividends per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,
	2009	2008
	( in thousands)
Net income available to common shareholders	$514	$230
Other comprehensive income ( loss), net of tax:
Unrealized net holding gains (losses) on Available-for-sale portfolios, net of tax of $255 and $(898), respectively	392	(1,427)

Comprehensive Income (Loss)	$906	$(1,197)

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2009	2008
	(dollars in thousands)
Operating Activities
Net income	$670	$240
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred loan fees and cost, net	65	(74)
Non-cash compensation under stock-based benefit plan	44	45
Provision for losses on loans	300	150
Amortization of purchase premiums and discounts, net	120	59
Provision for depreciation	238	253
Gains on sale of real estate and repossessed assets	(7)	(172)
Increase in cash surrender value of bank owned life insurance	(151)	(36)
Increase in accrued interest and other assets	(2,158)	(76)
Gain on sale of loans	(26)	(2)
Loans originated for sale	(2,266)	(222)
Proceeds from loans sold	2,292	224
(Decrease) increase in other liabilities	(51)	499
Decrease in obligation under Rabbi Trust	—	(10)

Net cash (used) provided by operating activities	(930)	878

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(7)	(27)
Net decrease in loans	3,088	4,512
Purchase of mortgage-backed securities – available for sale	—	(10,162)
Principal collected on mortgage-backed securities	4,421	1,827
Proceeds from sales of foreclosed real estate	639	1,455
Proceeds from sales of repossessed assets	24	12
Increase in accounts payable trade date securities	—	2,029
Investment in premises and equipment	(56)	(8)
Proceeds from sale of fixed assets	564	—

Net cash provided (used) by investing activities	8,673	(362)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Three Months Ended December 31,
	2009	2008
	(dollars in thousands)

Cash Flows from Financing Activities
Net increase in deposits	$15,220	$2,324
Net increase in advances by borrowers for taxes and insurance	163	83
Net proceeds from preferred stock offering (Troubled Asset Relief Program “TARP”)	—	10,800
Dividends paid on preferred stock	(135)	—

Net cash provided (used) by financing activities	15,248	13,207

Increase in cash equivalents	22,991	13,723
Cash and cash equivalents at beginning of period	40,252	34,983

Cash and cash equivalents at end of period	$63,243	$48,706

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$2,468	$3,892

Income taxes	$45	$20

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2009 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2010. The Company has evaluated subsequent events for potential recognition and/or disclosure through February 10, 2010, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term related to the determination of the allowance for loan losses (the “Allowance”), other-than-temporary impairment of investment securities and deferred tax assets.

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

On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and BCSB Bancorp, Inc., was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Organization - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of December 31, 2009 and September 30, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

December 31, 2009
GNMA certificates	$3,684	$96	$—	$3,780
Collateralized mortgage obligations	21,299	—	(5,178)	16,121
FNMA certificates	46,411	1,937	(50)	48,298
FHLMC participating certificates	17,640	850	—	18,490

	$89,034	$2,883	$(5,228)	$86,689

September 30, 2009
GNMA certificates	$3,716	$250	$—	$3,966
Collateralized mortgage obligations	21,866	—	(6,095)	15,771
FNMA certificates	49,450	2,026	(44)	51,432
FHLMC participating certificates	18,438	871	—	19,309

	$93,470	$3,147	$(6,139)	$90,478

There were no sales of available for sale mortgage-backed securities during the three months ended December 31, 2009 or the year ended September 30, 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Mortgage-Backed Securities - continued

Below is a schedule of mortgage backed securities with unrealized losses as of December 31, 2009 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$6,097	$(50)	$—	$—	$6,097	$(50)
Collateralized mortgage obligations	—	—	16,121	(5,178)	16,121	(5,178)

Total temporarily impaired securities	$6,097	$(50)	$16,121	$(5,178)	$22,218	$(5,228)

At December 31, 2009 the Company has eight securities in an unrealized loss position.

During the quarter ended December 31, 2009, we determined that, based on our most recent estimate of cash flows, no additional other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities that had previously resulted in a pre-tax charge to earnings of $500,000. This security was rated “AAA” by Standard & Poors at origination. This security had an original principle balance of $5.0 million and has a current principle balance of $3.2 million and its underlying collateral is comprised of “ALT A” mortgages originated in 2006. This security has an estimated fair value of $1.8 million at December 31, 2009. Most of the decline in fair value related to this security is principally due to non-credit factors. Under the revised guidance for recognition and presentation of other-than-temporary impairments, impairment recognition for the Company’s investment and mortgage-backed securities are now segmented into credit and non credit related components. Any fair value adjustment due to identified credit-related components will be record as an adjustment to current period earnings, while non-credit-related fair value adjustments will be recorded through other comprehensive income.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 6 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for three month periods ended December 31, 2009 and 2008 are as follows:

	For the Three Months Ended December 31,
	2009			2008
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$670	2,917	$.23	$240	2,900	$.08
Less preferred dividend	(156)	2,917	(.05)	(10)	—	—

Income available to common shareholders	514	2,917.18		230	2,900.08

Diluted EPS
Effect of dilutive shares	—	3	—	—	9	—

Income available to common shareholders plus assumed conversions	$514	2,920	$.18	$230	2,909.08

Options to purchase 74,175 shares which were outstanding at December 31, 2009 and 86,151 shares which were outstanding December 31, 2008, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Preferred Stock

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

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrant will be subject to any contractual restrictions on transfer.

Note 8 - Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2009.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$66,496	11.40%	$8,748	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	66,496	17.53	N/A	N/A	(3)		22,759	6.00
Core (1)	66,496	11.40	23,329	4.00			29,161	5.00
Risk-weighted (2)	69,771	18.39	30,345	8.00			37,931	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets
(3)	Not applicable

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Stock Option Plans

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. There were no options granted during the three months ended December 31, 2009.

The following table summarizes the shares under the Company’s stock option plan at September 30, 2009:

Number of Shares	Price	Weighted Average Contractual Life
26,452	$21.61	2.4
10,528	28.41	7.0
5,264	17.95	8.0
22,193	11.61	8.2
11,796	8.25	10.0

The total exercisable shares of 39,369 have a weighted average contractual life of 4.3 years, and an aggregate intrinsic value of $0.

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock have been reserved for issuance under the 2009 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were no options granted during the three months ended December 31, 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the activity related to options under all plans for the three months ended December 31, 2009.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	76,233	$17.32
Options exercised	—	—
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2009	76,233	$17.32

Exercisable at December 31, 2009	39,369	$21.20

There were no options granted during the three months ended December 31, 2009 and 2008.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Recent Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued guidance on, “Accounting for Transfers of Financial Assets” that requires enhanced disclosures about the transfer of financial assets and a company’s continuing involvement in transferred assets. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. This statement changes the derecognition guidance for transferors of financial assets, including entities that sponsor securitizations.

In June 2009 FASB issued guidance which eliminates the concept of a qualifying special purpose entity (“QSPE”). The guidance eliminates any reference to a QSPE and requires a transferor to evaluate transfers to such entities under the amended guidance. This guidance also introduces the concept of a participating interest. A participating interest is defined as a proportionate interest ownership interest in a financial asset in which the cash flows from the asset are allocated to the participating interest holders in proportion to their ownership share.

Additionally, this guidance significantly modifies the conditions required for a transfer of a financial asset or a participating interest therein to qualify as a sale and also changes the measurement guidance for transfers of financial assets in that it requires that a transferor recognize and initially measure at fair value any servicing assets, servicing liabilities, and any other assets obtained and liabilities incurred in a sale. The statement amends the disclosure requirements that will allow financial statement users to understand the nature and extent of the transferor’s continuing involvement with financial assets that have been transferred. The Company does not expect that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance, which 1) replaces the quantitative-based risks and rewards calculations for determining whether an enterprise is the primary beneficiary in a variable interest entity with an approach that is primarily qualitative, 2) requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity, and 3) requires additional disclosure about an enterprise’s involvement in variable interest entities. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2009. We do not expect the adoption of the guidance to have a material impact, if any on the Company’s consolidated financial condition or results of operations.

Note 11 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $983,000 of standby letters of credit as of December 31, 2009. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2009 for guarantees under standby letters of credit issued is not considered to be material.

Note 12 - Fair Value Measurements

Effective October 1, 2008, the Company adopted FASB guidance for – “Fair Value Measurements” . This guidance defined the concept of fair value, established a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This guidance applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Fair value is defined as

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Fair Value Measurements - continued

the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of this guidance did not have any effect on the Company’s financial position or results of operations.

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

The following table presents the financial instruments measured at fair value on the recurring basis as of December 31, 2009 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

	At December 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3	Total changes In fair values Included in Period Earnings
Securities available for sale	$86,689	$—	$86,689	$—	$—

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and Repossessed Assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was no Foreclosed Real Estate at December 31, 2009.

Impaired loans , Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

	At December 31, 2009
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$3,397	$—	$—	$3,397
Foreclosed Real Estate and Repossessed Assets	$13	$—	$—	$13

Total	$3,410	$—	$—	$3,410

($ in thousands)	Impaired Loans, Foreclosed Real Estate and Repossessed Assets
Balance at September 30, 2009	$8,329
Total net gains for the year	—
Net transfers in/(out) Level 3	(4,919)

Balance at December 31, 2009	$3,410

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$7

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Disclosures About Fair Value of Financial Instruments

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

The carrying amount is a reasonable estimate of fair value for cash, federal funds and interest-bearing deposits in other banks. Fair value is based on bid prices and pricing models received from third party pricing services for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The Junior Subordinated Debentures are considered to be at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities. The fair value of Federal Home Loan Bank advances is estimated using rates currently offered on advances of similar remaining maturities. The carrying amounts of accrued interest receivable, accrued interest payable, and mortgage servicing rights approximate fair value. Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

BCSB BANCORP, INC.

AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2009		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$5,525	$5,525	$5,535	$5,535
Interest-bearing deposits in other banks	2,787	2,787	3,786	3,786
Federal funds sold	54,931	54,931	30,931	30,931
Interest-bearing time deposits	100	100	100	100

Loans Receivable
Mortgage loans	389,372	399,687	391,560	399,425
Share loans	632	632	661	661
Consumer loans	7,427	10,819	8,790	9,053
Mortgage-backed securities – available for sale	86,689	86,689	90,478	90,478
Federal Home Loan Bank of Atlanta stock	1,485	1,485	1,485	1,485
Accrued interest receivable	2,338	2,338	2,306	2,306
Mortgage servicing rights	270	270	296	296

Financial Liabilities
Deposits	$503,210	$504,884	$487,989	$488,756
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accrued interest payable	63	67	51	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the revised guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The revised guidance also requires that an evaluation be done to determine whether the Company has the intent to sell or is more likely than not required to sell these securities. The discount rate used to determine the credit loss is the expected book yield on the security.

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

Recent Developments

Sale of Branches

On January 12, 2010, BCSB Bancorp, Inc. (the “Company”) announced that on January 12, 2010 its subsidiary, Baltimore County Savings Bank, F.S.B. (the “Bank”) entered into a definitive Purchase and Assumption Agreement (the “Agreement”) with American Bank (“American”) under which the Bank will sell four branch offices, located at 6335 Baltimore National Pike, Catonsville, Maryland,9416 Baltimore National Pike, Ellicott City, Maryland, 4228 Harford Road, Baltimore, Maryland, and 9231 Lakeside Boulevard, Owings Mills, Maryland(collectively, the “Branches”), to American. The agreement provides that American will assume the deposits associated with the Branches, which totaled approximately $81 million at December 31, 2009. Under the agreement, American will purchase the personal property, furniture, fixtures, leasehold improvements and equipment located at the Branches and the Bank’s right, title and interest in and to the real property on which the Hamilton Branch is located and the buildings and improvements situated thereon. American also will assume the leases for the premises for the Catonsville, Ellicott City and Owings Mills Branches. American will pay a premium equal to the lesser of 2% of the deposit liabilities it assumes or $1,350,000. For further information regarding the proposed sale of branches, including a copy of the Purchase and Assumption Agreement, see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, whether regulatory approval will be obtained for the branch sales described above under “Sale of Branches”, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

During the three months ended December 31, 2009, assets increased by $16.3 million, or 2.9%, from $569.4 million at September 30, 2009 to $585.7 million at December 31, 2009. Our cash and cash equivalents increased $23.0 million, or 57.1% from $40.3 million at September 30, 2009 to $63.2 million at December 31, 2009, primarily due to an increase in deposits and principal repayments on loans receivable and mortgage-backed securities. Net loans receivable decreased $3.6 million, or .90%, from $401.0 million at September 30, 2009 to $397.4 million at December 31, 2009. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. We have ceased our indirect auto lending program. Mortgage-backed securities available for sale decreased by $3.8 million, or 4.2%, from $90.5 million at September 30, 2009 to $86.7 million at December 31, 2009 resulting primarily from principal payments received during the period. At December 31, 2009, all mortgage-backed securities were classified as available for sale for liquidity purposes. The cash surrender value on the bank owned life insurance increased $158,000, or 1.0% from $15.0 million at September 30, 2009 to $15.1 million at December 31, 2009. Accrued interest and other assets increased $1.9 million from $11.3 million at September 30, 2009 to $$13.2 million at December 31, 2009 primarily due to the prepayment of the FDIC premium.

Deposits increased by $15.2 million, or 3.1%, from $488.0 million at September 30, 2009 to $503.2 million at December 31, 2009. The Bank has been successful in attracting new deposits without increasing the overall cost for such funds.

Stockholders’ equity increased by $971,000, or 1.6%, from $59.1 million at September 30, 2009 to $60.1 million at December 31, 2009. This increase was due to net income during the period and a decline in accumulated other comprehensive loss. Our accumulated other comprehensive loss net of taxes was $1.4 million at December 31, 2009, compared to accumulated other comprehensive loss net of taxes of $1.8 million at September 30, 2009. At December 31, 2009, we had $5.2 million of gross unrealized losses related to collateralized mortgage obligations with an amortized cost of $21.3 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $6.1 million as of September 30, 2009. We recorded other-than-temporary impairment (“OTTI”) charges of $500,000 on these securities during the year ended September 30, 2009. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that declines in market values with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations.

Comparison of Operating Results for the Three Months Ended December 31, 2009 and 2008

Net Income. Net income available to common shareholders increased by $284,000 or 123.5%, from $230,000 for the three months ended December 31, 2008 to $514,000 for the three months ended December 31, 2009. The increase was primarily due to improved net interest income and other income, partially offset by increases in loan loss provisions and non-interest expenses.

Net Interest Income. Net interest income increased by $1.2 million, or 32.8%, from $3.7 million for the three months ended December 31, 2008 to $4.9 million for the three months ended December 31, 2009. The increase in net interest income primarily was attributable to reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 86 basis points from 2.80% for the three months ended December 31, 2008 to 3.66% for the three months ended December 31, 2009.

Interest Income. Interest income decreased by $229,000, or 3.0% from $7.7 million for the three months ended December 31, 2008 to $7.4 for the three months ended December 31, 2009. This was primarily due to a decrease in the average rate earned on all interest earning assets during the period. The average rate earned on total interest-earning assets declined by 26 basis points from 5.79% for the three months ended December 31, 2009 to 5.53 % for the three months ended December 31, 2009. Changes in average balances of loans receivable and mortgage-backed securities during the period were not significant.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $4.0 million for the three months ended December 31, 2008 to $2.5 million for the three months ended December 31, 2009, a decrease of $1.4 million or 36.4%. Interest on deposits decreased $1.1 million from $3.5 million for the three months ended December 31, 2008 to $2.4 million for the three months ended December 31, 2009. This decrease was due to the decrease in the average cost of deposits of 100 basis points from 2.90% for the three months ended December 31, 2008 to 1.90% for the three months ended December 31, 2009. This was partially offset by an increase in the average balance of deposits of $14.7 million from $484.6 million for the three months ended December 31, 2008 to $499.3 million for the three months ended December 31, 2009. Interest on short-term borrowings decreased by $113,000 for the three months ended December 31, 2009 as there were no short-term borrowings outstanding during the period. Other interest expense decreased by $191,000 or 55.4% from $345,000 for the three months ended December 31, 2008 to $154,000 for the three months ended December 31, 2009. This was due to the decline in interest expense on Junior Subordinated Debentures. The average cost of funds on the debt decreased by 449 basis points, from 8.11% for the three months ended December 31, 2008 to 3.62% for the three months ended December 31, 2009. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2009 and 2008. Total average assets are computed using month-end balances.

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

	For the Three Months Ended December 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$400,751	$6,237	6.23%	$397,999	$6,287	6.32%
Mortgage-backed securities	89,390	1,171	5.24	90,393	1,288	5.70
FHLB stock and Investment securities	1,485	1.27		2,539	17	2.68
Other interest-earning assets	46,817	36.31		38,951	82.84

Total Interest-earning assets	538,443	7,445	5.53	529,882	7,674	5.79
Bank Owned Life Insurance	15,057			14,382
Noninterest-earning assets	25,615			30,253

Total assets	$579,115			$574,517

Interest-bearing liabilities:
Deposits	$499,308	$2,367	1.90%	$484,599	$3,509	2.90%
Short-term FHLB Advances	—	—	—	10,000	113	4.52
Junior Subordinated Debentures	17,011	154	3.62	17,011	345	8.11
Other liabilities	955	—	—	2,087	—	—

Total interest-bearing liabilities	517,274	2,521	1.95	513,697	3,967	3.09

Noninterest-bearing liabilities	1,808			7,559

Total liabilities	519,082			521,256
Stockholders’ Equity	60,033			53,261

Total liabilities and stockholders’ equity	$579,115			$574,517

Net interest income		$4,924			$3,707

Interest rate spread			3.58%			2.70%

Net interest margin			3.66%			2.80%

Ratio average interest-earning assets/interest-bearing liabilities			104.09%			103.15%

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

	For Three Months Ended December 31,
	2009 Vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$43	$(92)	$(1)	$(50)
Mortgage-backed securities	(14)	(104)	1	(117)
Investment securities	(7)	(15)	6	(16)
Other interest-earning assets	17	(53)	(10)	(46)

Total interest-earning assets	39	(264)	(4)	(229)

Interest expense:
Deposits	107	(1,212)	(37)	(1,142)
Short-term FHLB advances	(113)	—	—	(113)
Junior Subordinated Debentures	—	(191)	—	(191)

Total interest-bearing liabilities	(6)	(1,403)	(37)	(1,446)

Change in net interest income	$45	$1,139	$33	$1,217

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the three months ended December 31, 2009 we established additional provisions for losses on loans of $300,000, as compared to a provision of $150,000 for the three months ended December 31, 2008. Nonperforming assets have increased substantially during the quarter ended December 31, 2009 as compared to the same quarter in the prior year, warranting increased loss reserve levels. Loan charge-offs for the three months ended December 31, 2009 were $41,000 as compared to $81,000 for the three months ended December 31, 2008. Loan recoveries were $42,000 for the three months ended December 31, 2009 compared to $90,000 for the three months ended December 31, 2008. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $97,000, or 16.1%, from $603,000 for the three months ended December 31, 2008 to $700,000 for the three months ended December 31, 2009. The increase in other income for the three months ended December 31, 2009 was primarily attributable to increased income from the Bank Owned Life Insurance of $115,000 and an increase in miscellaneous income of $211,000, which was primarily due to increased commissions from investment services. These increases were partially offset by a decrease in gains on repossessed assets of $165,000 and a decrease of $75,000 in fees on transaction accounts.

Noninterest Expenses. Total non-interest expenses increased by $549,000, or 14.6%, from $3.7 million for the three months ended December 31, 2008 to $4.3 million for the three months ended December 31, 2009. This was primarily due to an increase of $559,000, or 31.2% in salaries and related expenses related to additional personnel and increased benefit costs. Federal deposit insurance premiums increased by $97,000, or 77.6% from $125,000 for the three months ended December 31, 2008 to $222,000 for the three months ended December 31, 2009. This increase was due to higher premiums arising from recent bank failures. Professional fees increased by $40,000, or 16.7% from $240,000 for the three months ended December 31, 2008 to $280,000 for the three months ended December 31, 2009. The increase in professional fees was primarily due to increased legal and consulting services. These increases were partially offset by a decrease in property and equipment expenses of $38,000, or 16.4%, from $232,000 for the three months ended December 31, 2008 to $194,000 for the three months ended December 31, 2009. Other expenses also decreased by $107,000, or 57.8%, from $185,000 for the three months ended December 31, 2008 to $78,000 for the three months ended December 31, 2009. This was primarily due to decreased losses on dishonored checks and ATM disputes and a decrease in bank service charges.

Income Taxes. Our income tax expense was $358,000 and $173,000 for the three months ended December 31, 2009 and 2008, respectively. The change in income taxes for the three months ended December 31, 2009 as compared to the same period in the prior year was primarily due to increased income. Our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31 2009	At September 30, 2009
	(In thousands)
Commitments to originate new loans	$8,228	$5,866
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	34,371	33,859
Commercial letters of credit	983	1,038

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

Loans Receivable

Loans receivable at December 31, 2009 and September 30, 2009 consist of the following:

(in thousands)	December 31, 2009	September 30, 2009
Single-family residential mortgages	$134,606	$140,991
Single-family rental property loans	54,385	51,698
Commercial real estate loans	139,826	136,106
Construction loans	26,202	28,869
Commercial loans secured	939	296
Commercial loans unsecured	318	322
Commercial lease loans	2,331	2,855
Commercial lines of credit	7,565	8,832
Automobile loans	5,890	7,322
Home equity lines of credit	31,316	29,167
Other consumer loans	2,359	2,443

	405,737	408,901

Add – purchase accounting premiums, net	42	62
Less – undisbursed portion of loans in process	(3,825)	(3,664)
- unearned interest	(82)	(127)
- deferred loan origination fees and costs	(213)	(234)
- allowance for loans losses	(4,228)	(3,927)

	$397,431	$401,011

Asset Quality

At December 31, 2009, we had $7.0 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing 1.20% of total assets. At September 30, 2009 non-performing assets were $8.3 million or 1.46% of assets. Our net recoveries (charge-offs) for the three months ended December 31, 2009 and December 31, 2008 were $1,000 and $9,000, respectively. Our allowance for loan losses was $4.2 million at December 31, 2009 compared to $3.9 million at September 30, 2009.

The following table presents an analysis of the Company’s non-performing assets:

	At December 30, 2009	At September 30, 2009
	(In thousands)
Nonperforming loans (1):
Nonaccrual loans:
Single family residential	$1,161	$1,186
Multi-family residential	—	—
Commercial real estate	5,805	6,269
Construction	—	—
Commercial leases	25	235
Land	—	—
Consumer Loans	11	—

Total nonaccrual loans	7,002	7,690
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	7,002	7,690
Other non-performing assets	13	639

Total nonperforming assets	$7,015	$8,329

Nonperforming loans to loans receivable	1.76%	1.88%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	1.76%	2.07%
Nonperforming assets to total assets	1.20%	1.46%
Loans modified in Troubled Debt Restructuring	$3,858	$3,863

(1)	Nonperforming status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category are Troubled Debt Restructurings (TDRs). At December 31, 2009 and September 30, 2009, TDRs totaled $3.9 million, of which $3.4 million and $3.7 million respectively, were not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Three months Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$3,927	$2,672

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial		—
Construction	—	—
Commercial Leases	(15)	(27)
Consumer	(26)	(54)

Total charge-offs	(41)	(81)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	31
Construction	—	—
Commercial loans secured	—	—
Consumer	42	59
Total recoveries	42	90

Net loans recovered (charged-off)	1	9
Provision for loan losses	300	150

Balance at end of period	$4,228	$2,831

Ratio of net recoveries (charge-offs) to average loans outstanding during the period	.00%	.01%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2009, the Company had $2.9 million in classified assets, consisting of $2.9 million in substandard and loss loans, and $13,000 in repossessed assets. At September 30, 2009, the Company had $4.9 million in classified assets consisting of $4.3 million in substandard and loss loans, and $639,000 in foreclosed property or other real estate owned.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2009, we have identified approximately $13.0 million in assets classified as special mention. At September 30, 2009, $14.7 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At December 31, 2009, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 8 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2009 and 2008, the Company had $18.3 million and $13.4 million, respectively, of gross loan originations. During the three months ended December 31, 2009 and 2008, the Company did not purchase any investment or mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $140.0 million as of December 31, 2009. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, federal funds sold and securities purchased under resale agreements, if needed.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of December was approximately 31.1%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2009, cash, interest-bearing deposits in other banks and federal funds sold were $5.5 million, $2.8 million and $54.9 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2009 totaled $184.1 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2009, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $983,000, $34.4 million and $8.2 million, respectively.

In December 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.9% at December 31, 2009. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.28% at December 31, 2009. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $892,000 during the year ended September 30, 2009 and $154,000 during the three months ended December 31, 2009.

The Company has outstanding (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The Company must remit dividends quarterly. Payments remitted totaled $135,000 during the three months ended December 31, 2009. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Under the original terms of the Purchase Agreement, the Company is prohibited from redeeming the Series A preferred stock within the first three years unless it completed a qualified equity offering whereby it received aggregate gross proceeds of not less than $2.7 million. However, the provisions introduced by the American Recovery and Reinvestment Act of 2009 indicate that once the Company notifies Treasury that it would like to redeem the Series A preferred stock, the Treasury must permit the Company to do so subject to consultation with the OTS. The Company will be subject to existing supervisory procedures for approving redemption requests for capital instruments. The OTS will weigh the Company’s desire to redeem the Series A preferred stock against the contribution of Treasury capital to the Company’s overall soundness, capital adequacy and ability to lend, including confirming that the Company has a comprehensive internal capital assessment process.

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

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission on December 23, 2009. As of December 31, 2009, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K

In addition from time to time the Company and/or Bank are a party to various legal proceedings incident to its business. There were no legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject which were expected by management to result in a material loss to the Company or Bank. There are no pending regulatory proceedings to which the Company, the Bank and their subsidiaries are a part or to which any of their properties are subject which are currently expected to result in a material loss.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission on December 23, 2009. As of December 31, 2009, the risk factors of the Company have not changed materially from those reported in the Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

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

BCSB BANCORP, INC.

Date: February 12, 2010	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: February 12, 2010	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)