Form 10-Q
period 2010-03-31
BCSB Bancorp Inc.
filed 2010-05-13
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010 the issuer had 3,120,945 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010	September 30, 2009
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$7,552	$5,535
Interest-bearing deposits in other banks	3,904	3,786
Federal funds sold	71,126	30,931

Cash and cash equivalents	82,582	40,252

Interest bearing time deposits	100	100
Loans receivable, net of allowances ($6,440) and ($3,927)	396,748	401,011
Mortgage-backed securities, available for sale	82,535	90,478
Foreclosed real estate and repossessed assets	5	639
Premises and equipment, net	8,094	9,024
Federal Home Loan Bank of Atlanta stock, at cost	1,485	1,485
Bank owned life insurance	15,304	15,001
Core deposit intangible	87	101
Accrued interest and other assets	13,806	11,347

Total assets	$600,746	$569,438

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$28,761	$25,529
Interest-bearing	488,711	462,460

Total deposits	517,472	487,989

Junior subordinated debentures	17,011	17,011
Other liabilities	6,798	5,305

Total liabilities	541,281	510,305

Commitments and Contingencies
Stockholders’ Equity
Preferred stock (par value $.01 - 5,000,000 authorized, 10,800 shares issued and outstanding at March 31, 2010 and September 30, 2009, respectively)	10,426	10,383
Common stock (par value $.01 - 50,000,000 authorized, 3,120,945 issued and outstanding at March 31, 2010 and September 30, 2009, respectively)	31	31
Stock warrants	481	481
Additional paid-in capital	39,033	38,984
Obligation under rabbi trust	1,014	1,035
Retained earnings	11,835	12,117
Accumulated other comprehensive loss (net of taxes)	(1,334)	(1,812)
Employee stock ownership plan	(1,059)	(1,100)
Stock held by Rabbi Trust	(962)	(986)

Total stockholders’ equity	59,465	59,133

Total liabilities and stockholders’ equity	$600,746	$569,438

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$12,310	$12,391	$6,073	$6,104
Interest on mortgage backed securities	2,294	2,630	1,122	1,342
Interest and dividends on investment securities	3	31	2	14
Other interest income	79	117	44	35

Total interest income	14,686	15,169	7,241	7,495

Interest Expense
Interest on deposits	4,609	6,719	2,241	3,210
Interest on borrowings – short term	—	224	—	111
Other interest expense – debentures	303	539	149	194

Total interest expense	4,912	7,482	2,390	3,515

Net interest income	9,774	7,687	4,851	3,980
Provision for losses on loans	2,500	300	2,200	150

Net interest income after provision for losses on loans	7,274	7,387	2,651	3,830

Other Income
Total other-than-temporary impairment charges	(1,052)	—	(1,052)	—
Less: Portion included in other comprehensive income (pre-tax)	952	—	952	—

Net other-than-temporary impairment charges on securities available for sale	(100)	—	(100)	—
Gain on repossessed assets	14	190	6	18
Mortgage banking operations	43	13	19	—
Fees on transaction accounts	383	501	165	208
Income from bank owned life insurance	296	159	145	123
Miscellaneous income	569	191	269	102

Total other income	1,205	1,054	504	451

Non-Interest Expenses
Salaries and related expense	4,685	3,914	2,337	2,125
Occupancy expense	1,215	1,202	629	623
Federal deposit insurance premiums	486	306	264	180
Data processing expense	840	809	427	397
Property and equipment expense	470	485	276	254
Professional fees	389	457	109	217
Advertising	204	232	109	136
Telephone, postage and office supplies	152	191	73	101
Other expenses	140	312	61	128

Total non-interest expenses	8,581	7,908	4,285	4,161

(Loss) income before tax (benefit) provision	(102)	533	(1,130)	120
Income tax (benefit) expense	(133)	191	(491)	18

Net income (loss)	31	342	(639)	102
Preferred stock dividends and discount accretion	(313)	(165)	(156)	(154)

Net (loss) income available to common shareholders	$(282)	$177	$(795)	$(52)

Per Share Data:
Basic and diluted (loss) earnings per share of common stock	$(.09)	$.06	$(.27)	$(.02)

Dividends per common share	$—	$—	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended March 31,
	2010	2009
	( in thousands)
Net Income	$31	$342
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on Available-for-sale portfolios, net of tax (benefit) of $311 and $(698), respectively	478	(986)

Comprehensive Income (Loss )	$509	$(644)

	For the Three Months Ended March 31,
	2010	2009
	( in thousands)
Net ( Loss) Income	$(639)	$102
Other comprehensive income (loss), net of tax:
Unrealized net holding gains on Available-for-sale portfolios, net of tax ) of $56 and $160, respectively	86	441

Comprehensive (Loss) Income	$(553)	$543

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2010	2009
	(dollars in thousands)
Operating Activities
Net income	$31	$342
Adjustments to reconcile net income to net cash provided by operating activities
Other-than-temporary impairment charges on securities available for sale	100	—
Amortization of deferred loan fees and cost, net	(114)	(114)
Non-cash compensation under stock-based benefit plan	114	104
Provision for losses on loans	2,500	300
Amortization of purchase premiums and discounts, net	(3)	59
Provision for depreciation	463	507
Gains on sale of real estate and repossessed assets	(14)	(190)
Increase in cash surrender value of bank owned life insurance	(296)	(159)
Increase in accrued interest and other assets	(2,771)	(232)
Gain on sale of loans	(42)	—
Loans originated for sale	(3,481)	—
Proceeds from loans sold	3,523	—
Increase in other liabilities	333	588
Decrease in obligation under Rabbi Trust	(21)	(35)

Net cash provided by operating activities	322	1,170

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(7)	(39)
Net decrease in loans	1,877	4,496
Purchase of mortgage-backed securities- available for sale	—	(10,162)
Principal collected on mortgage-backed securities	8,612	6,085
Proceeds from sales of foreclosed real estate	639	1,455
Proceeds from sales of repossessed assets	47	49
Investment in premises and equipment	(97)	(196)
Proceeds from sale of fixed assets	564	—
Redemption of Federal Home Loan Bank of Atlanta Stock, net	—	74

Net cash provided by investing activities	11,635	1,762

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Six Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$29,482	$11,840
Net increase in advances by borrowers for taxes and insurance	1,161	983
Net proceeds from preferred stock offering (Troubled Asset Relief Program “TARP”)	—	10,800
Dividends paid on preferred stock	(270)	(78)

Net cash provided by financing activities	30,373	23,545

Increase in cash equivalents	42,330	26,477
Cash and cash equivalents at beginning of period	40,252	34,983

Cash and cash equivalents at end of period	$82,582	$61,460

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$4,912	$6,717

Income taxes	$570	$20

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2010. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

Note 3 - Organization

The Company is a Maryland corporation which was organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008. The Bank operates as a federally chartered stock savings association. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). The maximum insurance limit is scheduled to revert to $100,000 after December 31, 2013. The Bank’s non-interest earning demand deposit accounts currently have unlimited FDIC insurance.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage backed securities are as follows as of March 31, 2010 and September 30, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

March 31, 2010
GNMA certificates	$3,660	$115	$—	$3,775
Collateralized mortgage obligations	20,851	—	(5,078)	15,773
FNMA certificates	43,554	1,948	(12)	45,490
FHLMC participating certificates	16,672	825	—	17,497

	$84,737	$2,888	$(5,090)	$82,535

September 30, 2009
GNMA certificates	$3,716	$250	$—	$3,966
Collateralized mortgage obligations	21,866	—	(6,095)	15,771
FNMA certificates	49,450	2,026	(44)	51,432
FHLMC participating certificates	18,438	871	—	19,309

	$93,470	$3,147	$(6,139)	$90,478

There were no sales of available for sale mortgage backed securities during the six months ended March 31, 2010 or the year ended September 30, 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Mortgage-Backed Securities- continued

Below are schedules of both investment securities and mortgage backed securities with unrealized losses as of March 31, 2010 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	3,278	(13)	—	—	3,278	(13)

Collateralized mortgage obligations	—	—	15,773	(5,678)	15,773	(5,678)

Total temporarily impaired securities	$3,278	$(13)	$15,773	$(5,678)	$19,051	$(5,691)

At March 31, 2010 the Company has seven securities in an unrealized loss position.

During the quarter ended March 31, 2010, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities and resulted in a pre-tax charge to earnings of $100,000. This security was rated “AAA” by Standard & Poors at origination. This security had an original principle balance of $5.0 million and has a current principle balance of $3.1 million. This security has an estimated fair value of $1.6 million at March 31, 2010. Most of the decline in fair value related to this security is principally due to non-credit factors. Under the revised guidance for recognition and presentation of other-than-temporary impairments for debt securities, impairment recognition for the Company’s mortgage-backed securities are now segmented into credit and non-credit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while non-credit-related fair value adjustments will be recorded through other comprehensive income as the Company does not have the intent to sell the securities nor does it believe it is more likely than not that it will be required to sell the securities.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended March 31, 2010.

(in thousands)
Credit loss on debt securities held as of December 31, 2009	$500
Addition for credit loss for which an other-than-temporary-impairment was previously recognized	100
Addition for credit loss for which an other-than-temporary-impairment was not previously recognized	—

Credit loss on debit securities held as of March 31, 2010	$600

There were no credit losses on debt securities as of or for the three months ended March 31, 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Mortgage-Backed Securities- continued

The Company engages the service of independent third party professionals to analyze the OTTI status of the mortgage-backed securities. The OTTI methodology is formulated within The FASB Accounting Standards Codification. As noted above, the goal is to identify expected cash flows of the instrument in question as well as the expected “credit loss component”. In order to derive these two values, the model addresses each component of the net present value calculation with results dependent the following three major assumptions:

1.	Loss Severity assumption

2.	CDR assumption (likelihood of default)

3.	Prepayment assumption

Loss Severity assumption – The loss severity assumption is simplified by access to a historical database. From this data, recent realized loss severity rates by issuer and origination year are utilized to build an assumption.

CDR assumption – The creditworthiness of a borrower is most often determined by factors such as debt service coverage ratio, LTV, FICO, or Asset Documentation (Full, Low, or No). However, the most defining characteristic of a loan’s expected performance is whether the loan is current or delinquent. Therefore, all of the loans within the pool are segregated by their status category.

Next, information is incorporated from access to a service provider that has compiled a database of loan performance statistics for the last few decades. Default rates are then obtained by state and by aging bucket (30, 60, 90 days past due) for applicable periods of the mortgage-backed securities under review.

Probabilities are derived called “transition probabilities” or “migration probabilities” for the specified dataset. In essence, these values represent the historical likelihood of a 30 Day Delinquent loan moving through the credit pipeline to default. These values are also derived for 60 Day and 90 Day Delinquent loans. The resulting probabilities are used within the CDR assumptions for all loans falling into these categories.

The current loan category is stratified by FICO scores and Asset Doc to estimate probabilities of loans meeting these characteristics that are likely to move into default. The average default rate is then calculated to utilize as an assumed stress scenario.

Prepayment assumption – This component is based on historical activity. As most of these instruments have gravitated towards a baseline voluntary prepayment stream over the previous year, recent history gives a good estimate of future voluntary prepayment results.

These assumptions return both a “credit loss component” as well as expected cash flows. The final analysis incorporates several scenarios using these credit assumptions with varying prepayment speeds to reflect the sensitivity of the security.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 7 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the six and three month periods ended March 31, 2010 and 2009 are as follows:

	For the Six Months Ended March 31,
	2010			2009
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$31	2,918	$.01	$342	2,904	$.06
Less preferred dividend	(313)	2,918	(.10)	(165)	—	—

Income (Loss) available to common shareholders	(282)	2,918	(.09)	177	2,904.06
Diluted EPS
Effect of dilutive shares	—	—	—	—	8	—

Income (Loss) available to common shareholders plus assumed conversions	$(282)	2,918	$(.09)	$177	2,912.06

	For the Three Months March 31,
	2010			2009
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share

Basic EPS
Net (Loss) Income	$(639)	2,919	$(.22)	$102	2,908	$.03
Less preferred dividend	(156)	2,919	(.05)	(154)	—	(.05)

Loss available to common shareholders	(795)	2,919	(.27)	(52)	2,908	(.02)

Diluted EPS
Effect of dilutive shares	—	—	—	—	—	—

Income (loss) available to common shareholders plus assumed conversions	$(795)	2,919	$(.27)	$(52)	2,908	$(.02)

Options to purchase 64,436 shares which were outstanding at March 31, 2010 and 74,175 shares which were outstanding March 31, 2009, were not included in the computation of diluted EPS because the effect of which would have been anti-dilutive. Warrants to purchase 183,465 shares which were outstanding at March 31, 2010 and March 31, 2009 were not included in the computation of diluted EPS because the effect of which would have been anti-dilutive.

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

Note 9 - Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2010.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$66,031	11.04%	$8,973	1.50%		$	N/A	N/A%(3)
Tier I capital (2)	66,031	17.24	N/A	N/A	(3)		22,984	6.00
Core (1)	66,031	11.04	23,928	4.00			29,910	5.00
Risk-weighted (2)	69,293	18.09	30,645	8.00			38,306	10.00

(1)	To adjusted total assets
(2)	To risk-weighted assets
(3)	Not applicable

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Stock Option Plans

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. There were no options granted during the six months ended March 31, 2010.

The following table summarizes the shares under the Company’s stock option plan at March 31, 2010:

Number of Shares	Price	Weighted Average Contractual Life

26,452	$21.61	2.1
10,528	28.41	6.7
5,264	17.95	7.7
22,193	11.61	7.8
11,796	8.25	9.5

The total exercisable shares of 45,971 have a weighted average contractual life of 4.3 years, and an aggregate intrinsic value of $0.

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock have been reserved for issuance under the 2009 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. The Options must be exercised within ten years from the date of grant. There were no options granted during the six months ended March 31, 2010.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Stock Option Plans - continued

The following table presents the activity related to options under all plans for the six months ended March 31, 2010.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	76,233	$17.32
Options exercised	—	—
Forfeited	—	—
Granted	—	—

Outstanding at March 31, 2010	76,233	$17.32

Exercisable at March 31, 2010	45,971	$19.96

There were no options granted during the six months ended March 31, 2010 and 2009.

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

Note 12 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $922,000 of standby letters of credit as of March 31, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2010 for guarantees under standby letters of credit issued is not considered to be material.

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

GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

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

Each financial instrument’s level assignment with the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for the particular category. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

Securities Available for Sale

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy. (See note 5 above.)

The following table presents the financial instruments measured at fair value on the recurring basis as of March 31, 2010 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

	At March 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3	Total changes In fair values Included in Period Earnings
GNMA certificates available for sale	$3,775	$—	$3,775	$—	$—
FNMA certificates available for sale	45,490	—	45,490	—	—
FHLMC certificates available for sale	17,497	—	17,497	—	—
Collateralized mortgage obligations available for sale	15,773	—	15,773	—	—

	$82,535	$—	$82,535	$--	$—

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

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and Repossessed Assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was no Foreclosed Real Estate at March 31, 2010.

Impaired loans , Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

	At March 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Loans	$8,980	$—	$—	$8,980
Foreclosed Real Estate and Repossessed Assets	$5	$—	$—	$5

Total	$8,985	$—	$—	$8,985

($ in thousands)	Impaired Loans, Foreclosed Real Estate and Repossessed Assets
Balance at September 30, 2009	$8,329
Total net gains for the year	—
Net transfers in/(out) Level 3	656

Balance at March 31, 2010	$8,985

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$ 14

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows:

	March 31, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Amounts in Thousands)
Financial Assets
Cash	$7,552	$7,552	$5,535	$5,535
Interest-bearing deposits in other banks	3,904	3,904	3,786	3,786
Federal funds sold	71,126	71,126	30,931	30,931
Interest-bearing time deposits	100	100	100	100

Loans Receivable
Mortgage loans	390,718	400,714	391,560	399,425
Share loans	497	497	661	661
Consumer loans	5,533	5,754	8,790	9,053
Mortgage-backed securities – available for sale	82,535	82,535	90,478	90,478
Federal Home Loan Bank of Atlanta stock	1,485	1,485	1,485	1,485
Accrued interest receivable	2,204	2,204	2,306	2,306
Mortgage servicing rights	252	252	296	296

Financial Liabilities
Deposits	$517,472	$519,033	$487,989	$488,756
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accrued interest payable	71	71	51	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a Maryland corporation which was organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008. The Bank operates as a federally chartered stock savings association. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the FDIC. This maximum insurance limit is scheduled to revert to $100,000 after December 31, 2013. The Bank’s noninterest earning demand deposit accounts have unlimited FDIC insurance.

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

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the revised guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The revised guidance also requires that an evaluation be done to determine whether the Company has the intent to sell or will be more likely than not required to sell these securities. The discount rate used to determine the credit loss is the expected book yield on the security.

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

Recent Developments

Sale of Branches

On January 12, 2010, BCSB Bancorp, Inc. (the “Company”) announced that on January 12, 2010 its subsidiary, Baltimore County Savings Bank, F.S.B. (the “Bank”) entered into a definitive Purchase and Assumption Agreement (the “Agreement”) with American Bank (“American”) under which the Bank will sell four branch offices, located at 6335 Baltimore National Pike, Catonsville, Maryland, 9416 Baltimore National Pike, Ellicott City, Maryland, 4228 Harford Road, Baltimore, Maryland, and 9231 Lakeside Boulevard, Owings Mills, Maryland (collectively, the “Branches”), to American. The agreement provides that American will assume the deposits associated with the Branches, which totaled approximately $85 million at March 31, 2010. Under the agreement, American will purchase the personal property, furniture, fixtures, leasehold improvements and equipment located at the Branches and the Bank’s right, title and interest in and to the real property on which the Hamilton Branch is located and the buildings and improvements situated thereon. American also will assume the leases for the premises for the Catonsville, Ellicott City and Owings Mills Branches. American will pay a premium equal to the lesser of 2% of the deposit liabilities it assumes or $1,350,000. For further information regarding the proposed sale of branches, including a copy of the Purchase and Assumption Agreement, see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, whether regulatory approval will be obtained for the branch sales described above under “ Sale of Branches”, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

During the six months ended March 31, 2010, assets increased by $31.3 million, or 5.5%, from $569.4 million at September 30, 2009 to $600.7 million at March 31, 2010. Our cash and cash equivalents increased $42.3 million, or 105.2% from $40.3 million at September 30, 2009 to $82.6 million at March 31, 2010, primarily due to an increase in deposits and principal repayments on loans receivable and mortgage-backed securities. Net loans receivable decreased $4.3 million, or 1.1%, from $401.0 million at September 30, 2009 to $396.7 million at March 31, 2010. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. Mortgage-backed securities available for sale decreased by $8.0 million, or 8.8%, from $90.5 million at September 30, 2009 to $82.5 million at March 31, 2010 resulting primarily from principal payments received during the period. At March 31, 2010, all mortgage-backed securities were classified as available for sale for liquidity purposes. The cash surrender value on the bank owned life insurance increased $303,000, or 2.0% from $15.0 million at September 30, 2009 to $15.3 million at March 31, 2010. Accrued interest and other assets increased $2.5 million from $11.3 million at September 30, 2009 to $13.8 million at March 31, 2010 primarily due to the recently required prepayment of the FDIC insurance premiums.

The Company has accumulated higher than normal levels of liquidity in anticipation of the pending sale of four branches. The amount of liquidity actually utilized in connection with this transaction will be dependant upon the amount of liquidity available at the time of settlement and the total amount of deposits transferred. In any event, a substantial amount of the liquidity on hand at March 31, 2010 is expected to be deployed in connection with this transaction.

Deposits increased by $29.5 million, or 6.0%, from $488.0 million at September 30, 2009 to $517.5 million at March 31, 2010. The Bank has been successful in attracting new deposits without increasing the overall cost for such funds.

Stockholders’ equity increased by $332,000, or .56%, from $59.1 million at September 30, 2009 to $59.5 million at March 31, 2010. This increase was due to a decline in accumulated other comprehensive loss during the period. Our accumulated other comprehensive loss net of taxes was $1.3 million at March 31, 2010, compared to accumulated other comprehensive loss net of taxes of $1.8 million at September 30, 2009. At March 31, 2010, we had $5.1 million of gross unrealized losses related to collateralized mortgage obligations with an amortized cost of $20.8 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $6.1 million as of September 30, 2009. We recorded other-than-temporary impairment (“OTTI”) charges of $500,000 on these securities during the year ended September 30, 2009 and $100,000 during the six months ended March 31, 2010. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations.

Comparison of Operating Results for the Six Months Ended March 31, 2010 and 2009

Net Income. Net income available to common shareholders was $177,000 for the six months ended March 31, 2009 and a loss of $282,000 for the six months ended March 31, 2010. The decrease was primarily due to the increase in the provision for losses on loans of $2.2 million. The Company also recorded an other-than-temporary impairment (“OTTI”) charge of $100,000, and had increased FDIC insurance premiums and salaries and related expense. These charges against earnings were partially offset by improved net interest income, and reduced professional fees.

Net Interest Income. Net interest income increased by $2.1 million, or 27.1%, from $7.7 million for the six months ended March 31, 2009 to $9.8 million for the six months ended March 31, 2010. The increase in net interest income primarily was due to an improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 69 basis points from 2.88% for the six months ended March 31, 2009 to 3.57% for the six months ended March 31, 2010.

Interest Income. Interest income decreased by $483,000, or 3.2% from $15.2 million for the six months ended March 31, 2009 to $14.7 million for the six months ended March 31, 2010. This was primarily due to a decrease in the average rate earned on all interest earning assets during the period. The average rate earned on total interest-earning assets declined by 31 basis points from 5.68% for the six months ended March 31, 2009 to 5.37% for the six months ended March 31, 2010.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $7.5 million for the six months ended March 31, 2009 to $4.9 million for the six months ended March 31, 2010, a decrease of $2.6 million or 34.3%. Interest on deposits decreased $2.1 million from $6.7 million for the six months ended March 31, 2009 to $4.6 million for the six months ended March 31, 2010. This decrease was due to the decrease in the average cost of deposits of 93 basis points from 2.76% for the six months ended March 31, 2009 to 1.83% for the six months ended March 31, 2010. This was partially offset by an increase in the average balance of deposits of $16.6 million from $487.4 million for the six months ended March 31, 2009 to $504.0 million for the six months ended March 31, 2010. Interest on short-term borrowings decreased by $224,000 for the six months ended March 31, 2010 as there were no short-term borrowings outstanding during the period. Other interest expense decreased by $236,000 or 43.8% from $539,000 for the six months ended March 31, 2009 to $303,000 for the six months ended March 31, 2010. This was due to the decline in interest expense on Junior Subordinated Debentures. The average cost of funds on the debt decreased by 278 basis points, from 6.34% for the six months ended March 31, 2009 to 3.56% for the six months ended March 31, 2010. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2010 and 2009. Total average assets are computed using month-end balances.

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

	For the Six Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$401,378	$12,310	6.13%	$398,013	$12,391	6.23%
Mortgage-backed securities	87,486	2,294	5.24	92,238	2,630	5.70
FHLB stock and Investment securities	1,485	3.40		2,548	31	2.43
Other interest earning assets	56,723	79.28		41,793	117.56

Total Interest-earning assets	547,072	14,686	5.37	534,592	15,169	5.68
Bank Owned Life Insurance	15,128			14,493
Noninterest-earning assets	25,092			30,456

Total assets	$587,292			$579,541

Interest-bearing liabilities:
Deposits	$504,030	$4,609	1.83%	$487,408	$6,719	2.76%
Short-term FHLB Advances	—	—	—	10,000	224	4.48
Junior Subordinated Debentures	17,011	303	3.56	17,011	539	6.34
Other liabilities	1,185	—	—	1,682	—	—

Total interest-bearing liabilities	522,226	4,912	1.88	516,101	7,482	2.90

Noninterest-bearing liabilities	4,942			6,997

Total liabilities	527,168			523,098
Stockholders’ Equity	60,124			56,443

Total liabilities and stockholders’ equity	$587,292			$579,541

Net interest income		$9,774			$7,687

Interest rate spread			3.49%			2.78%

Net interest margin			3.57%			2.88%

Ratio average interest earning assets/interest- bearing liabilities			104.76%			103.58%

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

	For Six Months Ended March 31,
	2010 Vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$104	$(184)	$(1)	$(81)
Mortgage-backed securities	(135)	(212)	11	(336)
Investment securities	(13)	(26)	11	(28)
Other interest-earning assets	42	(59)	(21)	(38)

Total interest-earning assets	(2)	(481)	—	(483)
Interest expense:
Deposits	229	(2,262)	(77)	(2,110)
Short-term FHLB advances	(224)	—	—	(224)
Junior Subordinated Debentures	—	(236)	—	(236)

Total interest-bearing liabilities	5	(2,498)	(77)	(2,570)

Change in net interest income	$(7)	$2,017	$77	$2,087

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established an additional $2.2 million provision for losses on loans during the six months ended March 31, 2010 as compared to a provision of $300,000 for the six months ended March 31, 2009. Additional loan loss provisions were necessary to address the continued decline in overall economic conditions and increases in troubled assets, particularly in relation to the commercial loan portfolio. Nonperforming loans were $9.6 million at March 31, 2010 versus $7.7 million at September 30, 2009, the Company’s prior fiscal year end. Most of the nonperforming assets consisted of commercial loans, which increased to $8.7 million at March 31, 2010 from $6.3 million at September 30, 2009 primarily due to the addition to nonperforming assets of one $3.5 million loan relationship. The loan is secured with commercial real estate utilized as an owner occupied manufacturing facility. Loan charge-offs for the six months ended March 31, 2010 were $49,000 as compared to $129,000 for the six months ended March 31, 2009, a decrease of $80,000. Loan recoveries were $62,000 for the six months ended March 31, 2010 compared to $130,000 for the six months ended March 31, 2009. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased $151,000, or 14.3%, from $1.0 million for the six months ended March 31, 2009 to $1.2 million for the six months ended March 31, 2010. The increase in other income for the six months ended March 31, 2010 was primarily attributable to increased income from the Bank Owned Life Insurance of $137,000, or 86.2% and an increase in miscellaneous income of $378,000, or 197.9%, which was primarily due to additional commissions from investment services. These increases were partially offset by a decrease in gains on repossessed assets of $176,000, or 92.6%, a decrease of $118,000, or 23.6%, in fees on transaction accounts and an OTTI charge of $100,000.

Non-interest Expenses. Total non-interest expenses increased by $673,000, or 8.5%, from $7.9 million for the six months ended March 31, 2009 to $8.6 million for the six months ended March 31, 2010. This was primarily due to an increase of $771,000, or 19.7% in salaries and related expenses related to additional personnel and increased benefit costs. Federal deposit insurance premiums increased by $180,000, or 58.8% from $306,000 for the six months ended March 31, 2009 to $486,000 for the six months ended March 31, 2010. This increase was due to higher premiums assessed to all banks to replenish the reserve fund. These increases were partially offset by a decrease in professional fees of $68,000, or 14.9% from $457,000 for the six months ended March 31, 2009 to $389,000 for the six months ended March 31, 2010. The decrease in professional fees was primarily due to reimbursed legal fees from our commercial insurance provider for prior period litigation. Other expenses also decreased by $172,000, or 55.1%, from $312,000 for the six months ended March 31, 2009 to $140,000 for the six months ended March 31, 2010. This was primarily due to decreased losses on dishonored checks and ATM disputes and a decrease in bank service charges.

Income Taxes. Our income tax (benefit) expense was $(133,000) and $191,000 for the six months ended March 31, 2010 and 2009, respectively. The change in income taxes for the six months ended March 31, 2010 as compared to the same period in the prior year was primarily due to decreased pretax earnings and fluctuations in income from bank owned life insurance, which impacts our effective tax rate since it is not subject to income taxes.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Net Income. Net loss available to common shareholders increased by $743,000, from a loss of $52,000 for the three months ended March 31, 2009 to a loss of $795,000 for the three months ended March 31, 2010. The decrease was primarily due to increased loan loss provisions of $2.2 million, partially offset by improved net interest income.

Net Interest Income. Net interest income increased by $871,000, or 21.9%, from $4.0 million for the three months ended March 31, 2009 to $4.8 million for the three months ended March 31, 2010. The increase in net interest income primarily was attributable to reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 54 basis points from 2.95% for the three months ended March 31, 2009 to 3.49% for the three months ended March 31, 2010.

Interest Income. Interest income decreased by $254,000, or 3.4% from $7.5 million for the three months ended March 31, 2009 to $7.2 million for the three months ended March 31, 2010. This was primarily due to a decrease in the average rate earned on all interest earning assets and the decline in outstanding principal balances of mortgage-backed securities during the period. The average rate earned on total interest-earning assets declined by 36 basis points from 5.57% for the three months ended March 31, 2009 to 5.21% for the three months ended March 31, 2010. Interest and fees on loans remained stable at $6.1 million for the three months ended March 31, 2009 and 2010. There was an increase in the average balance of loans receivable of $4.0 million from $398.0 million for the three months ended March 31, 2009 to $402.0 million for the three months ended March 31, 2010. The average rate earned on loans also declined by 9 basis points from 6.13% for the three months ended March 31, 2009 to 6.04% for the three months ended March 31, 2010. Interest income on mortgage-backed securities decreased by $220,000 or 16.4% from $1.3 million for the three months ended March 31, 2009 to $1.1 million for the three months ended March 31, 2010. This decline was due to a decrease in the average balance of mortgage-backed securities from $94.1 million for the three months ended March 31, 2009 to $85.6 million for the three months ended March 31, 2010. The yield on mortgage-backed securities also decreased by 46 basis points from 5.70% for the three months ended March 31, 2009 to 5.24% for the three months ended March 31, 2010.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $3.5 million for the three months ended March 31, 2009 to $2.4 million for the three months ended March 31, 2010, a decrease of $1.1 million or 32.0%. Interest on deposits decreased $969,000 from $3.2 million for the three months ended March 31, 2009 to $2.2 million for the three months ended March 31, 2010. This decrease was due to the decrease in the average cost of deposits of 87 basis points from 2.63% for the three months ended March 31, 2009 to 1.76% for the three months ended March 31, 2010. This was partially offset by an increase in the average balance of deposits of $18.5 million from $490.2 million for the three months ended March 31, 2009 to $508.8 million for the three months ended March 31, 2010. Interest on short-term borrowings decreased by $111,000 for the three months ended March 31, 2010 as there were no short-term borrowings outstanding during the three months ended March 31. 2010. Other interest expense decreased by $45,000 or 23.2% from $194,000 for the three months ended March 31, 2009 to $149,000 for the three months ended March 31, 2010. This was due to the decline in interest expense on Junior Subordinated Debentures. The average cost of funds on the debt decreased by 106 basis points, from 4.56% for the three months ended March 31, 2009 to 3.50% for the three months ended March 31, 2010. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2010 and 2009. Total average assets are computed using month-end balances.

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

	For the Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$402,005	$6,073	6.04%	$398,028	$6,104	6.13%
Mortgage-backed securities	85,582	1,122	5.24	94,083	1,342	5.70
FHLB stock and Investment securities	1,485	2.54		2,557	14	2.19
Other interest-earning assets	66,629	44.26		44,635	35.31

Total Interest-earning assets	555,701	7,241	5.21	539,303	7,495	5.57
Bank Owned Life Insurance	15,201			14,190
Noninterest-earning assets	24,566			31,073

Total assets	$595,468			$584,566

Interest-bearing liabilities:
Deposits	$508,751	$2,241	1.76%	$490,216	$3,210	2.63%
Short-term FHLB Advances	—	—	—	10,000	111	4.44
Junior Subordinated Debentures	17,011	149	3.50	17,011	194	4.56
Other liabilities	1,415	—	—	1,276	—	—

Total interest-bearing liabilities	527,177	2,390	1.81	518,503	3,515	2.72

Noninterest-bearing liabilities	8,076			6,439

Total liabilities	535,253			524,942
Stockholders’ Equity	60,215			59,624

Total liabilities and stockholders’ equity	$595,468			$584,566

Net interest income		$4,851			$3,980

Interest rate spread			3.40%			2.85%

Net interest margin			3.49%			2.95%

Ratio average interest-earning assets/interest- bearing liabilities			105.41%			104.01%

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

	For Three Months Ended March 31,
	2010 Vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$61	$(91)	$(1)	$(31)
Mortgage-backed securities	(117)	(113)	10	(220)
Investment securities	(6)	(11)	5	(12)
Other interest-earning assets	18	(4)	(5)	9

Total interest-earning assets	(44)	(219)	9	(254)

Interest expense:
Deposits	121	(1,050)	(40)	(969)
Short-term FHLB advances	(111)	—	—	(111)
Junior Subordinated Debentures	—	(45)	—	(45)

Total interest-bearing liabilities	10	(1,095)	(40)	(1,125)

Change in net interest income	$(54)	$876	$49	$871

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the three months ended March 31, 2010 we established additional provisions for losses on loans of $2.2 million, as compared to a provision of $150,000 for the three months ended March 31, 2009. Additional loan loss provisions were necessary to address the continued decline in overall economic conditions and increases in troubled assets, particularly in relation to the commercial loan portfolio. Nonperforming loans were $9.6 million at March 31, 2010 versus $7.7 million at September 30, 2009, the Company’s prior fiscal year end. Most of the nonperforming assets consisted of commercial loans, which increased to $8.7 million at March 31, 2010 from $6.3 million at September 30, 2009 primarily due to the addition to nonperforming assets of one $3.5 million loan relationship. The loan is secured with commercial real estate utilized as an owner occupied manufacturing facility. Loan charge-offs for the three months ended March 31, 2010 were $9,000 as compared to $48,000 for the three months ended March 31, 2009. Loan recoveries were $21,000 for the three months ended March 31, 2010 compared to $39,000 for the three months ended March 31, 2009. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $53,000, or 11.7%, from $451,000 for the three months ended March 31, 2009 to $504,000 for the three months ended March 31, 2010. The increase in other income for the three months ended March 31, 2010 was primarily attributable to an increase in miscellaneous income of $167,000, or 163.7% which was primarily due to increased commissions from investment services. Income from the Bank Owned Life Insurance also increased, by $22,000, or 17.9%. These increases were partially offset by an “OTTI” charge of $100,000, and a decrease of $43,000, or 20.7% in fees on transaction accounts.

Noninterest Expenses. Total non-interest expenses increased by $124,000, or 3.0%, from $4.2 million for the three months ended March 31, 2009 to $4.3 million for the three months ended March 31, 2010. This was primarily due to an increase of $212,000, or 10.0% in salaries and related expenses due to additional personnel and increased benefit costs. Federal deposit insurance premiums increased by $84,000, or 46.7% from $180,000 for the three months ended March 31, 2009 to $264,000 for the three months ended March 31, 2010. This increase was due to higher premiums assessed to all banks to replenish the reserve fund. These increases were partially offset by a decrease in professional fees by $108,000, or 50.0% from $217,000 for the three months ended March 31, 2009 to $109,000 for the three months ended March 31, 2010. The decrease in professional fees was due to reimbursement of legal fees from our commercial insurance provider for prior period litigation. Other expenses also decreased by $67,000, or 52.3%, from $128,000 for the three months ended March 31, 2009 to $61,000 for the three months ended March 31, 2010. This was primarily due to decreased losses on dishonored checks and ATM disputes and a decrease in bank service charges.

Income Taxes. Our income tax (benefit) expense was $(491,000) and $18,000 for the three months ended March 31, 2010 and 2009, respectively. The change in income taxes for the three months ended March 31, 2010 as compared to the same period in the prior year was primarily due to decreased income. Our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At March 31, 2010	At September 30, 2009
	(In thousands)
Commitments to originate new loans	$3,180	$5,866
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	35,860	33,859
Commercial letters of credit	922	1,038

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

Loans Receivable

Loans receivable at March 31, 2010 and September 30, 2009 consist of the following:

(in thousands)	March 31, 2010	September 30, 2009
Single-family residential mortgages	$128,147	$140,991
Single-family rental property loans	56,370	51,698
Commercial real estate loans	147,207	136,106
Construction loans	24,510	28,869
Commercial loans secured	1,016	296
Commercial loans unsecured	315	322
Commercial lease loans	2,017	2,855
Commercial lines of credit	8,085	8,832
Automobile loans	4,174	7,322
Home equity lines of credit	32,761	29,167
Other consumer loans	2,129	2,443

	406,731	408,901

Add – purchase accounting premiums, net	24	62
Less – undisbursed portion of loans in process	(3,331)	(3,664)
– unearned interest	(46)	(127)
– deferred loan origination fees and costs	(190)	(234)
– allowance for loans losses	(6,440)	(3,927)

	$396,748	$401,011

Asset Quality

At March 31, 2010, we had $9.6 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing 1.60% of total assets. At September 30, 2009 non-performing assets were $8.3 million or 1.46% of total assets. Our net recoveries for the three months ended March 31, 2010 and March 31, 2009 were $13,000 and $1,000, respectively. Our allowance for loan losses was $6.4 million at March 31, 2010 compared to $3.9 million at September 30, 2009.

The following table presents an analysis of the Company’s non-performing assets:

	At March 30, 2010	At September 30, 2009
	(In thousands)
Nonperforming loans (1):
Nonaccrual loans:
Single family residential	$876	$1,186
Multi-family residential	—	—
Commercial real estate	8,129	6,269
Construction	—	—
Commercial leases	580	235
Land	—	—
Consumer Loans	—	—

Total nonaccrual loans	9,585	7,690
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	9,585	7,690
Other nonperforming assets	5	639

Total nonperforming assets	$9,590	$8,329

Nonperforming loans to loans receivable	2.38%	1.88%
Nonperforming assets as a percentage of loans , foreclosed real estate and repossessed assets	2.38%	2.07%
Nonperforming assets to total assets	1.60%	1.46%
Loans modified in Troubled Debt Restructurings not included as nonperforming assets above	$0	$0

(1)	Nonperforming status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category are Troubled Debt Restructurings (TDRs). At March 31, 2010 TDRs totaled $3.5 million, of which $3.3 million were not delinquent. At September 30, 2009, TDR’s totaled $3.9 million, of which $3.7 million were not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Six months Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$3,927	$2,672

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	(84)
Construction	—	—
Commercial Leases	(15)	—
Consumer	(34)	(45)

Total charge-offs	(49)	(129)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	62	130

Total recoveries	62	130
Net loans recovered	13	1
Provision for loan losses	2,500	300

Balance at end of period	$6,440	$2,973

Ratio of net recoveries to average loans outstanding during the period	—%	—%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2010, the Company had $29.3 million in classified assets, consisting of $17.3 million in substandard collateralized mortgage obligations (CMOs), $12.0 million in substandard and loss loans, and $5,000 in repossessed assets. At September 30, 2009, the Company had $4.9 million in classified assets consisting of $4.3 million in substandard and loss loans, and $639,000 in foreclosed property or other real estate owned.

During the three months ended March 31, 2010, the Company added $17.3 million in CMOs to its substandard asset category. Although these securities have performed in accordance with contractual terms to date, they have Alt-A characteristics and are rated below investment grade. Additionally, $600,000 in cumulative pre-tax OTTI charges have been recorded in connection with these securities. As a result, they have been classified as substandard in accordance with regulatory guidelines.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At March 31, 2010, we have identified approximately $13.2 million in assets classified as special mention. At September 30, 2009, $14.7 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At March 31, 2010, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 8 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2010 and 2009, the Company had $36.6 million and $31.0 million, respectively, of gross loan originations. The Company purchased $10.2 million in mortgage-backed securities during the six months ended March 31, 2009 and $0 during the six months ended March 31, 2010. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $140 million as of March 31, 2010. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, interest-bearing deposits in other banks and federal funds sold, if needed.

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

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than six months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2010, cash, interest-bearing deposits in other banks and federal funds sold were $7.6 million, $3.9 million and $71.1 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2010 totaled $171.6 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2010, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $922,000, $35.9 million and $3.2 million, respectively.

The Company has accumulated higher than normal levels of liquidity in anticipation of the pending sale of four branches. The amount of liquidity actually utilized in connection with this transaction will be dependant upon the amount of liquidity available at the time of settlement and the total amount of deposits transferred. In any event, a substantial amount of the liquidity on hand at March 31, 2010 is expected to be deployed in connection with this transaction.

In March 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the six month LIBOR rate, and reset quarterly. The rate was 3.9% at March 31, 2010. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the six month LIBOR rate, and reset quarterly. The rate was 3.25% at March 31, 2010. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $892,000 during the year ended September 30, 2009 and $303,000 during the six months ended March 31, 2010.

The Company has outstanding (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The Company must remit dividends quarterly. Payments remitted totaled $270,000 during the six months ended March 31, 2010. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Under the original terms of the Purchase Agreement, the Company is prohibited from redeeming the Series A preferred stock within the first six years unless it completed a qualified equity offering whereby it received aggregate gross proceeds of not less than $2.7 million. However, the provisions introduced by the American Recovery and Reinvestment Act of 2008 indicate that once the Company notifies Treasury that it would like to redeem the Series A preferred stock, the Treasury must permit the Company to do so subject to consultation with the OTS. The Company will be subject to existing supervisory procedures for approving redemption requests for capital instruments. The OTS will weigh the Company’s desire to redeem the Series A preferred stock against the contribution of Treasury capital to the Company’s overall soundness, capital adequacy and ability to lend, including confirming that the Company has a comprehensive internal capital assessment process.

The warrant is exercisable at $8.83 per share at any time on or before March 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur.

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrants will be subject to any contractual restrictions on transfer.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not necessary as the registrant is a smaller reporting company.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as that term is defined in Rule 13a-5(e). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

On August 6, 2008 the Bank along with two other banks that were victims of the check kitting scheme were sued by another creditor of the failed check casher Global Express Money Orders, Inc. (Global) in the Circuit Court of Baltimore City (Case Number 24 C 08-004896). On April 3, 2010 a Notice of Dismissal was filed by the Plaintiff dismissing the action with prejudice finally resolving the matter. On May 28, 2010 Brian Satisky, the former owner of the Company that perpetrated the Fraud will be sentenced for his conviction of Bank Fraud in the matter of the United States v. Satisky (Case Number 09-CR-00262). For further discussion of the issues and other matters arising out of the June 2006 check-kiting scheme perpetrated upon the Bank See, “Item 1A. Risk Factors” in the Company’s annual report on form 10-K for the year ended September 30, 2009.

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

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission on December 23, 2009. As of March 31, 2010, the risk factors of the Company have not changed materially from those reported in the Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company’s Annual Meeting of Stockholders was held on February 17, 2010. There were 3,120,945 shares of common stock outstanding and entitled to vote at the meeting. A total of 2,873,361 shares representing 92.23% of the total outstanding shares of the Company’s common stock represented at the Annual Meeting in person or by proxy.

Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

Nominee	Votes in Favor of Election	Votes Withheld

H. Adrian Cox	2,092,293	124,362
William M. Loughran	2,182,239	34.416
John J. Panzer, Jr.	2,180,785	35.870

There were 661,706 broker nonvotes on the matter.

In addition, stockholders voted in favor of the ratification of the appointment of Stegman & Company as independent registered public accountants of the Company for the fiscal year ending September 30, 2010. There were 2,866,320 votes cast in favor of the proposal to ratify the appointment of auditors, 6,399 votes were cast against the proposal and 5,642 votes abstained. There were 0 broker nonvotes on the matter.

In addition, stockholders voted in favor of the proposal to approve the compensation of the named executive officers. There were 2,753,948 votes cast in favor of the proposal to approve the compensation of the named executive officers, 105,695 votes were cast against the proposal, and 18,718 votes abstained. There were 0 broker nonvotes on the matter.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

2.1	Purchase and Assumption Agreement dated January 12, 2010, by and between American Bank and Baltimore County Savings Bank, F.S.B. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: May 13, 2010	/s/ Joseph J. Bouffard
Joseph J. Bouffard President (Principal Executive Officer)

Date: May 13, 2010	/s/ Anthony R. Cole
Anthony R. Cole Executive Vice President (Principal Financial and Accounting Officer)