Form 10-Q
period 2010-06-30
BCSB Bancorp Inc.
filed 2010-08-13
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2010 the issuer had 3,120,945 shares of Common Stock issued and outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Information

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	September 30, 2009
	(unaudited)
	(dollars in thousands)
Assets
Cash and due from banks	$13,261	$5,535
Interest-bearing deposits in other banks	11,937	3,786
Federal funds sold	85,321	30,931

Cash and cash equivalents	110,519	40,252

Interest bearing time deposits	100	100
Loans receivable, net of allowances ($6,287) and ($3,927)	396,618	401,011
Mortgage-backed securities, available for sale	77,394	90,478
Foreclosed real estate and repossessed assets	—	639
Premises and equipment, net	7,932	9,024
Federal Home Loan Bank of Atlanta stock, at cost	1,485	1,485
Bank owned life insurance	15,442	15,001
Core deposit intangible	81	101
Accrued interest and other assets	12,745	11,347

Total assets	$622,316	$569,438

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$28,496	$25,529
Interest-bearing	509,302	462,460

Total deposits	537,798	487,989
Junior subordinated debentures	17,011	17,011
Other liabilities	6,583	5,305

Total liabilities	561,392	510,305

Commitments and Contingencies
Stockholders’ Equity
Preferred stock (par value $.01 - 5,000,000 authorized, 10,800 shares issued and outstanding at June 30, 2010 and September 30, 2009, respectively)	10,446	10,383
Common stock (par value $.01 – 50,000,000 authorized, 3,120,945 issued and outstanding at June 30, 2010 and September 30, 2009, respectively)	31	31
Stock warrants	481	481
Additional paid-in capital	39,061	38,984
Obligation under rabbi trust	989	1,035
Retained earnings	12,286	12,117
Accumulated other comprehensive loss (net of taxes)	(389)	(1,812)
Employee stock ownership plan	(1,039)	(1,100)
Stock held by Rabbi Trust	(942)	(986)

Total stockholders’ equity	60,924	59,133

Total liabilities and stockholders’ equity	$622,316	$569,438

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$18,296	$18,449	$5,986	$6,058
Interest on mortgage backed securities	3,309	3,911	1,016	1,282
Interest and dividends on investment securities	4	33	1	2
Other interest income	140	156	60	38

Total interest income	21,749	22,549	7,063	7,380

Interest Expense
Interest on deposits	6,882	9,720	2,273	3,001
Interest on borrowings – short term	—	284	—	59
Other interest expense – debentures	456	727	153	189

Total interest expense	7,338	10,731	2,426	3,249

Net interest income	14,411	11,818	4,637	4,131
Provision for losses on loans	2,800	900	300	600

Net interest income after provision for losses on loans	11,611	10,918	4,337	3,531

Other Income
Total other-than-temporary impairment charges	(1,052)	(1,892)	—	(1,892)
Less: Portion included in other comprehensive income (pre-tax)	952	1,392	—	1,392

Net other-than-temporary impairment charges on securities available for sale	(100)	(500)	—	(500)
Gain (loss) on repossessed assets	8	196	(6)	6
Mortgage banking operations	58	25	15	11
Fees on transaction accounts	570	717	187	216
Income from bank owned life insurance	430	331	134	172
Miscellaneous income	802	424	233	233

Total other income	1,768	1,193	563	138

Non-Interest Expenses
Salaries and related expense	6,898	6,026	2,213	2,112
Occupancy expense	1,888	1,778	674	576
Federal deposit insurance premiums	682	789	195	483
Data processing expense	1,239	1,181	399	372
Property and equipment expense	643	708	173	223
Professional fees	437	694	112	237
Advertising	316	404	83	172
Telephone, postage and office supplies	236	284	48	93
Other expenses	209	489	70	175

Total non-interest expenses	12,548	12,353	3,967	4,443

Income (Loss) before tax provision (benefit)	831	(242)	933	(774)
Income tax expense (benefit)	193	(166)	326	(356)

Net income (loss)	638	(76)	607	(418)
Preferred stock dividends and discount accretion	(469)	(322)	(156)	(157)

Net income (loss) available to common shareholders	$169	$(398)	$451	$(575)

Per Share Data:
Basic earnings (loss) per share of common stock	$.06	$(.14)	$.15	$(.20)

Diluted earnings (loss) per share of common stock	$.06	$(.14)	$.14	$(.20)

Dividends per common share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Nine Months Ended June 30,
	2010	2009
	(in thousands)
Net Income (Loss)	$638	$(76)
Other comprehensive income (loss), net of tax:
Unrealized net holding gains (losses) on Available-for-sale portfolios, net of tax (benefit) of $927 and $(582), respectively	1,423	(808)

Comprehensive Income (Loss )	$2,061	$(884)

	For the Three Months Ended June 30,
	2010	2009
	(in thousands)
Net Income ( Loss)	$607	$(418)
Other comprehensive income (loss), net of tax:
Unrealized net holding gains on Available-for-sale portfolios, net of tax of $615 and $116, respectively	945	178

Comprehensive Income (Loss)	$1,552	$(240)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2010	2009
	(dollars in thousands)
Operating Activities
Net income (loss)	$638	$(76)
Adjustments to reconcile net income to net cash provided by operating activities
Other-than-temporary impairment charges on securities available for sale	100	500
Amortization of deferred loan fees and cost, net	(156)	157
Non-cash compensation under stock-based benefit plan	181	169
Provision for losses on loans	2,800	900
Amortization of purchase premiums and discounts, net	10	(58)
Provision for depreciation	672	761
Gains on sale of real estate and repossessed assets	(8)	(196)
Increase in cash surrender value of bank owned life insurance	(430)	(331)
Increase in accrued interest and other assets	(2,323)	(583)
Gain on sale of loans	(49)	—
Loans originated for sale	(4,829)	—
Proceeds from loans sold	4,878	—
Decrease in other liabilities	(773)	(813)
Decrease in obligation under Rabbi Trust	(45)	(65)

Net cash provided by operating activities	666	365

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(12)	(51)
Proceeds from maturities of investment securities-available for sale	—	1,000
Net decrease (increase) in loans	1,766	(112)
Purchase of mortgage-backed securities-available for sale	—	(16,216)
Principal collected on mortgage-backed securities	15,288	13,205
Proceeds from sales of foreclosed real estate	639	1,467
Proceeds from sales of repossessed assets	47	49
Investment in premises and equipment	(145)	(240)
Proceeds from sale of fixed assets	564	—
Redemption of Federal Home Loan Bank of Atlanta Stock	—	74

Net cash provided (used) by investing activities	18,147	(824)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Nine Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$49,809	$19,249
Net increase in advances by borrowers for taxes and insurance	2,050	1,751
Repayment of Federal Home Loan Bank of Atlanta advances	—	(10,000)
Net proceeds from preferred stock offering (Troubled Asset Relief Program “TARP”)	—	10,800
Dividends paid on preferred stock	(405)	(213)

Net cash provided by financing activities	51,454	21,587

Increase in cash equivalents	70,267	21,128
Cash and cash equivalents at beginning of period	40,252	34,983

Cash and cash equivalents at end of period	$110,519	$56,111

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:

Interest	$7,120	$9,750

Income taxes	$869	$20

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2010. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2009.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Mortgage-Backed Securities-Available for Sale

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of June 30, 2010 and September 30, 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

June 30, 2010
GNMA certificates	$3,638	$65	$—	$3,703
Collateralized mortgage obligations	20,252	—	(4,098)	16,154
FNMA certificates	38,341	2,335	—	40,676
FHLMC participating certificates	15,806	1,055	—	16,861

	$78,037	$3,455	$(4,098)	$77,394

September 30, 2009
GNMA certificates	$3,716	$250	$—	$3,966
Collateralized mortgage obligations	21,866	—	(6,095)	15,771
FNMA certificates	49,450	2,026	(44)	51,432
FHLMC participating certificates	18,438	871	—	19,309

	$93,470	$3,147	$(6,139)	$90,478

There were no sales of available for sale mortgage-backed securities during the nine months ended June 30, 2010 or the year ended September 30, 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Mortgage-Backed Securities-Available for Sale-continued

Below are schedules of mortgage-backed securities and collateralized mortgage obligations with unrealized losses as of June 30, 2010 and the length of time the securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	—	—	—	—	—	—

Collateralized mortgage obligations	—	—	16,154	(4,098)	16,154	(4,098)

Total temporarily impaired securities	$—	$—	$16,154	$(4,098)	$16,154	$(4,098)

At June 30, 2010 the Company has seven securities in an unrealized loss position.

During the nine months ended June 30, 2010, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities and resulted in a pre-tax charge to earnings of $100,000. This security was rated “AAA” by Standard & Poors at origination. This security had an original principle balance of $5.0 million and has a current principle balance of $3.0 million. This security has an estimated fair value of $1.4 million at June 30, 2010. Most of the decline in fair value related to this security is principally due to non-credit factors. Under the revised guidance for recognition and presentation of other-than-temporary impairments for debt securities, impairment recognition for the Company’s mortgage-backed securities are now segmented into credit and non-credit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while non-credit-related fair value adjustments will be recorded through other comprehensive income as the Company does not have the intent to sell the securities nor does it believe it is more likely than not that it will be required to sell the securities.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended June 30, 2010.

(in thousands)
Credit loss on debt securities held as of March 31, 2010	$600
Addition for credit loss for which an other-than-temporary-impairment was previously recognized	—
Addition for credit loss for which an other-than-temporary-impairment was not previously recognized	—

Credit loss on debit securities held as of June 30, 2010	$600

There were no credit losses on debt securities for the three months ended June 30, 2010.

Credit losses for debt securities for the three months ended June 30, 2009 were $500,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Mortgage-Backed Securities–Available for Sale-continued

The Company engages the service of independent third party valuation professionals to analyze the OTTI status of the non-agency mortgage-backed securities. The OTTI methodology is formulated within The FASB Accounting Standards Codification (“FASB ASC”). The valuation is meant to be “Level Three” pursuant to FASB ASC – Topic 820 – Fair Value Measurements and Disclosures. As part of the valuation process and OTTI determination, assumptions related to prepayment, default and loss severity on the collateral supporting the non-agency mortgage-backed securities are input into an industry standard valuation model.

Prepayment Assumptions

Assumptions are based on evaluation of the conditional prepayment rates (CPR) and conditional repayment rates (CRR) over a 1 month, 3 month 6 month, 1 year and lifetime basis – to the extent these values are provided by the servicer; estimated prepayment rates provided by the Securities Industry & Financial Markets Association (SIFMA), forecasts from other industry experts, and judgment given recent deterioration in credit conditions and declines in property values.

Default Rates

Estimates for the conditional default rate (CDR) vectors are based on the status of the loans at the valuation date – current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and a proprietary loss migration models (i.e. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to month 36 to our month 37 CDR value and ultimately vector to zero over an extended period of time of at least 15 years.

Default assumptions are benchmarked to the recent results experienced by major servicers of non-Agency MBS for securities with similar attributes and forecasts from other industry experts and industry research.

Loss Severity

Estimates for loss severity are based on the initial loan to value ratio, the loan’s lien position, private mortgage insurance proceeds available (if any), and the estimated change in the price of the property since origination. The historical change in the value of the property is estimated using the Housing Pricing Indices by Metropolitan Statistical Area (‘MSA”) produced by the Federal Housing Finance Agency (FHFA).

Estimates for future changes in the prices of the residences collateralizing the mortgages is based on the Case Shiller forecasts and forecasts by MSA provided by the Housing Predictor website.

The loss severity assumption is static for twelve months then decreases monthly based on future market appreciation. The annual market appreciation assumption is 3.50% after 12 months. The loss severity is subject to a floor value of 23.00%

Loss severity is benchmarked to the recent results of the loan collateral supporting the securities and the results experienced by major servicers of non-agency mortgage-backed-securities for securities with similar attributes.

The prepayment, default and loss severity assumptions result in forecasted cumulative loss rates. These cumulative loss rates are benchmarked to the projected cumulative losses by product, by year of origination, released by other industry experts.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Mortgage-Backed Securities–Available for Sale-continued

The collateral cash flows that result from the prepayment, default and loss severity assumptions are applied to securities supporting the collateral by priority based upon the cash flow waterfall rules provided in the prospectus supplement. The cash flows are then discounted at the appropriate interest rate in order to determine if the impairment on a security is other than temporary.

Note 5 – Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the nine and three month periods ended June 30, 2010 and 2009 are as follows:

	For the Nine Months Ended June 30,
	2010			2009
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
Net Income (loss)	$638	2,919	$.22	$(76)	2,906	$(.03)
Less preferred dividend	(469)	2,919	(.16)	(322)	2,906	(.11)

Income (loss) available to common shareholders	169	2,919.06		(398)	2,906	(.14)
Diluted EPS
Effect of dilutive shares	—	88	—	—	—	—

Income (loss) available to common shareholders plus assumed conversions	$169	3,007	$.06	$(398)	2,906	(.14)

	For the Three Months June 30,
	2010			2009
	(in thousands except per share data)
	Income (Loss)	Shares	Per Share	Income (Loss)	Shares	Per Share
Basic EPS
Net Income (loss)	$607	2,921	$.21	$(418)	2,909	$(.14)
Less preferred dividend	(156)	2,921	(.06)	(157)	2,909	(.06)

Income (loss) available to common shareholders	451	2,921.15		(575)	2,909	(.20)

Diluted EPS
Effect of dilutive shares	—	211	(.01)	—	—	—

Income (loss) available to common shareholders plus assumed conversions	$451	3,132	$.14	$(575)	2,909	$(.20)

Options to purchase 64,436 shares that were outstanding at June 30, 2010 and 85,971 shares that were outstanding June 30, 2009, were not included in the computation of diluted EPS because the effect of which would have been anti-dilutive.

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

Note 8 - Regulatory Capital

The following table sets forth the Bank’s capital position at June 30, 2010.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$66,771	10.79%	$9,279	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	66,771	17.60	N/A	N/A	(3)		22,766	6.00
Core (1)	66,771	10.79	24,743	4.00			30,929	5.00
Risk-weighted (2)	70,482	18.58	30,355	8.00			37,943	10.00

(1)	To adjusted total assets
(2)	To risk-weighted assets
(3)	Not applicable

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Stock Option Plans

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. There were no options granted during the nine months ended June 30, 2010.

The following table summarizes the shares under the Company’s stock option plan at June 30, 2010:

Number of Shares	Price	Weighted Average Contractual Life

26,452	$21.61	1.9
10,528	28.41	6.4
5,264	17.95	7.4
22,193	11.61	7.5
11,796	8.25	9.0

The total exercisable shares of 48,920 have a weighted average contractual life of 4.4 years, and an aggregate intrinsic value of $0.

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock have been reserved for issuance under the 2009 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. The Options must be exercised within ten years from the date of grant. There were no options granted during the nine months ended June 30, 2010.

The following table presents the activity related to options under all plans for the nine months ended June 30, 2010.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	76,233	$17.32
Options exercised	—	—
Forfeited	—	—
Granted	—	—

Outstanding at June 30, 2010	76,233	$17.32

Exercisable at June 30, 2010	48,920	$19.97

There were no options granted during the nine months ended June 30, 2010 and 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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

Pending Accounting Pronouncements

All pending but not yet effective Accounting Standards Updates (“ASU”) were evaluated and only those listed below could have a material impact on the Company’s financial condition or results of operations.

In April 2010, FASB issued ASU No. 2010-18, “Receivables” (Topic 310), Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for modifications of loans accounted for within pools for the first interim or annual period ending on or after July 15, 2010 and are to be applied prospectively although early application is permitted. The adoption of this guidance is not anticipated to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $960,000 of standby letters of credit as of June 30, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2010 for guarantees under standby letters of credit issued is not considered to be material.

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

There were no transfers between levels during the nine months ended June 30, 2010. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

Securities Available for Sale

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy. (See note 4 above.)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the financial instruments measured at fair value by class on the recurring basis as of June 30, 2010 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

($ in thousands)	Total	At June 30, 2010			Total changes In fair values Included in Period
		Level 1	Level 2	Level 3	Earnings
GNMA certificates available for sale	$3,703	$—	$3,703	$—	$—
FNMA certificates available for sale	40,676	—	40,676	—	—
FHLMC certificates available for sale	16,861	—	16,861	—	—
Collateralized mortgage obligations available for sale	16,154	—	16,154	—	—

	$77,394	$—	$77,394	$—	$—

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

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and Repossessed Assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was no Foreclosed Real Estate at June 30, 2010.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans , Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

	At June 30, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$817	$—	$—	$817
Impaired Commercial and Lease Loans	12,455	—	—	12,455
Impaired Construction Loans	603	—	—	603
Foreclosed Real Estate and Repossessed Assets	—	—	—	$—

Total	$13,875	$—	$—	$13,875

($ in thousands)	Impaired Loans, Foreclosed Real Estate and Repossessed Assets
Balance at September 30, 2009	$8,329
Total net gains for the year	—
Net transfers in/(out) Level 3	5,546

Balance at June 30, 2010	$13,875

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$8

Note 13 - Disclosures About Fair Value of Financial Instruments

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows:

	June 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$13,261	$13,261	$5,535	$5,535
Interest-bearing deposits in other banks	11,937	11,937	3,786	3,786
Federal funds sold	85,321	85,231	30,931	30,931
Interest-bearing time deposits	100	100	100	100

Loans Receivable
Mortgage loans	391,508	413,029	391,560	399,425
Share loans	397	397	661	661
Consumer loans	4,713	4,918	8,790	9,053
Mortgage-backed securities – available for sale	77,394	77,394	90,478	90,478
Federal Home Loan Bank of Atlanta stock	1,485	1,485	1,485	1,485
Accrued interest receivable	2,165	2,165	2,306	2,306
Mortgage servicing rights	238	238	296	296

Financial Liabilities
Deposits	$537,798	$540,132	$487,989	$488,756
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accrued interest payable	83	83	51	51

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Sale of Branches

On January 12, 2010, BCSB Bancorp, Inc. (the “Company”) announced that on January 12, 2010 its subsidiary, Baltimore County Savings Bank, F.S.B. (the “Bank”) entered into a definitive Purchase and Assumption Agreement (the “Agreement”) with American Bank (“American”) under which the Bank will sell four branch offices, located at 6335 Baltimore National Pike, Catonsville, Maryland, 9416 Baltimore National Pike, Ellicott City, Maryland, 4228 Harford Road, Baltimore, Maryland, and 9231 Lakeside Boulevard, Owings Mills, Maryland (collectively, the “Branches”), to American. The agreement provides that American will assume the deposits associated with the Branches, which totaled approximately $89.8 million at June 30, 2010. Under the agreement, American will purchase the personal property, furniture, fixtures, leasehold improvements and equipment located at the Branches and the Bank’s right, title and interest in and to the real property on which the Hamilton Branch is located and the buildings and improvements situated thereon. American also will assume the leases for the premises for the Catonsville, Ellicott City and Owings Mills Branches. American will pay a premium equal to the lesser of 2% of the deposit liabilities it assumes or $1,350,000. The application for this transactions remains under review by the Office of Thrift Supervision. Due to the extended review period, the agreement can be terminated by either party at any time after June 30, 2010. For further information regarding the proposed sale of branches, including a copy of the Purchase and Assumption Agreement, see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 15, 2010.

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

During the nine months ended June 30, 2010, assets increased by $52.9 million, or 9.3%, from $569.4 million at September 30, 2009 to $622.3 million at June 30, 2010. Our cash and cash equivalents increased $70.3 million, or 174.1% from $40.3 million at September 30, 2009 to $110.5 million at June 30, 2010, primarily due to an increase in deposits and principal repayments on loans receivable and mortgage-backed securities. Net loans receivable decreased $4.4 million, or 1.1%, from $401.0 million at September 30, 2009 to $396.6 million at June 30, 2010. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. Mortgage-backed securities available for sale decreased by $13.1 million, or 14.5%, from $90.5 million at September 30, 2009 to $77.4 million at June 30, 2010 resulting primarily from principal payments received during the period. At June 30, 2010, all mortgage-backed securities were classified as available for sale for liquidity purposes. The cash surrender value on the bank owned life insurance increased $441,000, or 2.9% from $15.0 million at September 30, 2009 to $15.4 million at June 30, 2010. Accrued interest and other assets increased $1.4 million , or 12.3% from $11.3 million at September 30, 2009 to $12.7 million at June 30, 2010 primarily due to the prepayment of the FDIC insurance premiums during the current fiscal year.

The Company has accumulated higher than normal levels of liquidity in anticipation of the pending sale of four branches. The amount of liquidity actually utilized in connection with this transaction will be dependant upon the amount of liquidity available at the time of settlement and the total amount of deposits transferred. In any event, a substantial amount of the liquidity on hand at June 30, 2010 is expected to be deployed in connection with this transaction.

Deposits increased by $49.8 million, or 10.2%, from $488.0 million at September 30, 2009 to $537.8 million at June 30, 2010. The Bank has been successful in attracting new deposits without increasing the overall cost for such funds.

Stockholders’ equity increased by $1.8 million, or 3.0%, from $59.1 million at September 30, 2009 to $60.9 million at June 30, 2010. This increase was due primarily to a decline in accumulated other comprehensive loss during the period. Our accumulated other comprehensive loss net of taxes was $389,000 at June 30, 2010, compared to accumulated other comprehensive loss net of taxes of $1.8 million at September 30, 2009. At June 30, 2010, we had $4.1 million of gross unrealized losses related to collateralized mortgage obligations with an amortized cost of $20.2 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $6.1 million as of September 30, 2009. We recorded other-than-temporary impairment (“OTTI”) charges of $500,000 on these securities during the year ended September 30, 2009 and $100,000 during the nine months ended June 30, 2010. We do not intend to sell, nor is it more likely than not we will be required to sell, these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations.

Comparison of Operating Results for the Nine Months Ended June 30, 2010 and 2009

Net Income. Net income available to common shareholders was $169,000 for the nine months ended June 30, 2010 and a loss of $398,000 for the nine months ended June 30, 2009. The increase was primarily due to improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period and reduced OTTI charges. The increase was partially offset by an increase in the provision for loan losses of $1.9 million.

Net Interest Income. Net interest income increased by $2.6 million, or 21.9%, from $11.8 million for the nine months ended June 30, 2009 to $14.4 million for the nine months ended June 30, 2010. The increase in net interest income primarily was due to an improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 52 basis points from 2.93% for the nine months ended June 30, 2009 to 3.45% for the nine months ended June 30, 2010.

Interest Income. Interest income decreased by $800,000, or 3.6%, from $22.5 million for the nine months ended June 30, 2009 to $21.7 million for the nine months ended June 30, 2010. This was primarily due to a decrease in the average rate earned on interest earning assets during the period. The average rate earned on total interest-earning assets declined by 38 basis points from 5.58% for the nine months ended June 30, 2009 to 5.20% for the nine months ended June 30, 2010.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $10.7 million for the nine months ended June 30, 2009 to $7.3 million for the nine months ended June 30, 2010, a decrease of $3.4 million or 31.6%. Interest on deposits decreased $2.8 million from $9.7 million for the nine months ended June 30, 2009 to $6.9 million for the nine months ended June 30, 2010. This decrease was due to the decrease in the average cost of deposits of 85 basis points from 2.63% for the nine months ended June 30, 2009 to 1.78% for the nine months ended June 30, 2010. This was partially offset by an increase in the average balance of deposits of $22.1 million from $492.1 million for the nine months ended June 30, 2009 to $514.2 million for the nine months ended June 30, 2010. Interest on short-term borrowings decreased by $284,000 for the nine months ended June 30, 2010 as there were no short-term borrowings outstanding during the period. Other interest expense decreased by $271,000 or 37.3% from $727,000 for the nine months ended June 30, 2009 to $456,000 for the nine months ended June 30, 2010. This was due to the decline in interest expense on Junior Subordinated Debentures. The average cost of funds on the debt decreased by 213 basis points, from 5.70% for the nine months ended June 30, 2009 to 3.57% for the nine months ended June 30, 2010. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2010 and 2009. Total average assets are computed using month-end balances.

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

	For the Nine Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, net	$399,995	$18,296	6.10%	$397,040	$18,449	6.20%
Mortgage-backed securities	85,909	3,309	5.14	92,277	3,911	5.65
FHLB stock and Investment securities	1,485	4.36		2,541	33	1.73
Other interest earning assets	70,132	140.27		47,049	156.44

Total Interest-earning assets	557,521	21,749	5.20	538,907	22,549	5.58
Bank Owned Life Insurance	15,356			14,658
Noninterest-earning assets	23,771			29,017

Total assets	$596,648			$582,282

Interest-bearing liabilities:
Deposits	$514,251	$6,882	1.78%	$492,150	$9,720	2.63%
Short-term FHLB Advances	—	—	—	8,425	284	4.49
Junior Subordinated Debentures	17,011	456	3.57	17,011	727	5.70
Other liabilities	1,582	—	—	1,839	—	—

Total interest-bearing liabilities	532,844	7,338	1.84	519,425	10,731	2.75

Noninterest-bearing liabilities	3,529			5,338

Total liabilities	536,373			524,763
Stockholders’ Equity	60,275			57,519

Total liabilities and stockholders’ equity	$596,648			$582,282

Net interest income		$14,411			$11,818

Interest rate spread			3.36%			2.83%

Net interest margin			3.45%			2.93%

Ratio average interest earning assets/interest-bearing liabilities			104.63%			103.69%

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

	For Nine Months Ended June 30,
	2010		Vs.	2009
	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)

Interest income:
Loans receivable, net	$137	$(288)		$(2)	$(153)
Mortgage-backed securities	(270)	(357)		25	(602)
Investment securities	(11)	(27)		9	(29)
Other interest-earning assets	75	(61)		(30)	(16)

Total interest-earning assets	(69)	(733)		2	(800)

Interest expense:
Deposits	436	(3,133)		(141)	(2,838)
Short-term FHLB advances	(284)	—		—	(284)
Junior Subordinated Debentures	—	(271)		—	(271)

Total interest-bearing liabilities	152	(3,404)		(141)	(3,393)

Change in net interest income	$(221)	$2,671		$143	$2,593

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $2.8 million provision for losses on loans during the nine months ended June 30, 2010 as compared to a provision of $900,000 for the nine months ended June 30, 2009. The increased loan loss provisions were necessary to address the continued decline in overall economic conditions and increases in troubled assets, particularly in relation to the commercial loan portfolio. Nonperforming loans were $13.9 million at June 30, 2010 versus $7.7 million at September 30, 2009, the Company’s prior fiscal year end. Most of the nonperforming assets consisted of commercial loans, which increased to $13.1 million at June 30, 2010 from $6.3 million at September 30, 2009 partially due to the addition to nonperforming assets of one $3.5 million loan relationship. The loan is secured with commercial real estate utilized as an owner occupied manufacturing facility. Loan charge-offs for the nine months ended June 30, 2010 were $532,000 as compared to $291,000 for the nine months ended June 30, 2009, an increase of $241,000. Loan recoveries were $92,000 for the nine months ended June 30, 2010 compared to $176,000 for the nine months ended June 30, 2009. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased $575,000, or 48.2%, from $1.2 million for the nine months ended June 30, 2009 to $1.8 million for the nine months ended June 30, 2010. The increase in other income for the nine months ended June 30, 2010 was primarily attributable to decreased OTTI charges of $400,000, or 80.0%, and increased income from Bank Owned Life Insurance of $99,000, or 29.9%. Miscellaneous income also increased by $378,000, or 89.1%, which was primarily due to additional commissions from investment services. These increases were partially offset by a decrease in gains on repossessed assets of $188,000, or 95.9%, and a decrease of $147,000, or 20.5%, in fees on transaction accounts.

Non-interest Expenses. Total non-interest expenses increased by $195,000, or 1.6%, from $12.3 million for the nine months ended June 30, 2009 to $12.5 million for the nine months ended June 30, 2010. This was primarily due to an increase of $872,000, or 14.5% in salaries and related expenses due to additional personnel and increased benefit costs. Occupancy expense also increased by $110,000, or 6.2% from $1.8 million for the nine months ended June 30,

2009 to $1.9 million for the nine months ended June 30, 2010. These increases were partially offset by a decrease in professional fees of $257,000, or 37.0% from $694,000 for the nine months ended June 30, 2009 to $437,000 for the nine months ended June 30, 2010. The decrease in professional fees was primarily due to current year legal fees reimbursements from our commercial insurance provider for prior period litigation. Other expenses also decreased by $280,000, or 57.3%, from $489,000 for the nine months ended June 30, 2009 to $209,000 for the nine months ended June 30, 2010. This was primarily due to decreased real estate foreclosure expenses and a decrease in bank service charges. Federal deposit insurance premiums decreased by $107,000, or 13.6% from $789,000 for the nine months ended June 30, 2009 to $682,000 for the nine months ended June 30, 2010. This decrease was due primarily to a special assessment in 2009 to all banks to replenish the reserve fund.

Income Taxes. Our income tax expense (benefit) was $193,000 and $(166,000) for the nine months ended June 30, 2010 and 2009, respectively. The change in income taxes for the nine months ended June 30, 2010 as compared to the same period in the prior year was primarily due to increased pretax earnings and fluctuations in income from bank owned life insurance, which impacts our effective tax rate since it is not subject to income taxes.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net Income. Net income available to common shareholders increased by $1.0 million, from a loss of $575,000 for the three months ended June 30, 2009 to income of $451,000 for the three months ended June 30, 2010. The increase reflects improved net interest income, which increased by $506,000, from $4.1 million for the three months ended June 30, 2009 to $4.6 million for the three months ended June 30, 2010. There was also a decrease in the provision for loan loss of $300,000, a decrease in the OTTI impairment charges of $500,000 and reduced non-interest expenses of $476,000.

Net Interest Income. Net interest income increased by $506,000, or 12.2%, from $4.1 million for the three months ended June 30, 2009 to $4.6 million for the three months ended June 30, 2010. The increase in net interest income primarily was attributable to reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 20 basis points from 3.02% for the three months ended June 30, 2009 to 3.22% for the three months ended June 30, 2010.

Interest Income. Interest income decreased by $317,000, or 4.3% from $7.4 million for the three months ended June 30, 2009 to $7.1 million for the three months ended June 30, 2010. This was primarily due to a decrease in the average rate earned on all interest earning assets and the decline in outstanding principal balances of mortgage-backed securities during the period. The average rate earned on total interest-earning assets declined by 50 basis points from 5.40% for the three months ended June 30, 2009 to 4.90% for the three months ended June 30, 2010. Interest and fees on loans remained stable at $6.0 million for the three months ended June 30, 2009 and 2010. There was an increase in the average balance of loans receivable of $2.1 million from $395.0 million for the three months ended June 30, 2009 to $397.2 million for the three months ended June 30, 2010. The average rate earned on loans declined by 10 basis points from 6.13% for the three months ended June 30, 2009 to 6.03% for the three months ended June 30, 2010. Interest income on mortgage-backed securities decreased by $266,000 or 20.7% from $1.3 million for the three months ended June 30, 2009 to $1.0 million for the three months ended June 30, 2010. This decline was due to a decrease in the average balance of mortgage-backed securities from $92.3 million for the three months ended June 30, 2009 to $80.8 million for the three months ended June 30, 2010. The yield on mortgage-backed securities also decreased by 52 basis points from 5.55% for the three months ended June 30, 2009 to 5.03% for the three months ended June 30, 2010.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased, from $3.2 million for the three months ended June 30, 2009 to $2.4 million for the three months ended June 30, 2010, a decrease of $823,000 or 25.3%. Interest on deposits decreased $728,000 from $3.0 million for the three months ended June 30, 2009 to $2.3 million for the three months ended June 30, 2010. This decrease was due to the decrease in the average cost of deposits of 69 basis points from 2.39% for the three months ended June 30, 2009 to 1.70% for the three months ended June 30, 2010. This was partially offset by an increase in the average balance of deposits of $33.1 million from $501.6 million for the three months ended June 30, 2009 to $534.7 million for the three months ended June 30, 2010. Interest on short-term borrowings decreased by $59,000 for the three months ended June 30, 2010 as there were no short-term borrowings outstanding during the three months ended June 30, 2010. Other interest expense decreased by $36,000 or 19.0% from $189,000 for the three months ended June 30, 2009 to $153,000 for the three months ended June 30, 2010. This was due to the decline in rates paid on Junior Subordinated Debentures. The average cost of funds on the debt decreased by 84 basis points, from 4.44% for the three months ended June 30, 2009 to 3.60% for the three months ended June 30, 2010. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2010 and 2009. Total average assets are computed using month-end balances.

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

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, net	$397,230	$5,986	6.03%	$395,094	$6,058	6.13%
Mortgage-backed securities	80,851	1,016	5.03	92,355	1,282	5.55
FHLB stock and Investment securities	1,485	1.27		1,628	2.49
Other interest-earning assets	96,950	60.25		57,560	38.26

Total Interest-earning assets	576,516	7,063	4.90	546,637	7,380	5.40
Bank Owned Life Insurance	15,356			14,658
Noninterest-earning assets	23,487			26,468

Total assets	$615,359			$587,763

Interest-bearing liabilities:
Deposits	$534,693	$2,273	1.70%	$501,634	$3,001	2.39%
Short-term FHLB Advances	—	—	—	5,275	59	4.47
Junior Subordinated Debentures	17,011	153	3.60	17,011	189	4.44
Other liabilities	2,376	—	—	2,154	—	—

Total interest-bearing liabilities	554,080	2,426	1.75	526,074	3,249	2.47

Noninterest-bearing liabilities	701			2,017

Total liabilities	554,781			528,091
Stockholders’ Equity	60,578			59,672

Total liabilities and stockholders’ equity	$615,359			$587,763

Net interest income		$4,637			$4,131

Interest rate spread			3.15%			2.93%

Net interest margin			3.22%			3.02%

Ratio average interest-earning assets/interest-bearing liabilities			104.05%			103.91%

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

	For Three Months Ended June 30,
	2010		Vs.	2009
	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)

Interest income:
Loans receivable, net	$33	$(105)		$—	$(72)
Mortgage-backed securities	(161)	(120)		15	(266)
Investment securities		(1)		—	(1)
Other interest-earning assets	32	(6)		(4)	22

Total interest-earning assets	(96)	(232)		11	(317)

Interest expense:
Deposits	198	(869)		(57)	(728)
Short-term FHLB advances	(59)	—		—	(59)
Junior Subordinated Debentures	—	(36)		—	(36)

Total interest-bearing liabilities	139	(905)		(57)	(823)

Change in net interest income	$(235)	$673		$68	$506

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the three months ended June 30, 2010 we established additional provisions for losses on loans of $300,000, as compared to a provision of $600,000 for the three months ended June 30, 2009. Additional loan loss provisions were necessary to address the continued decline in overall economic conditions and increases in troubled assets, particularly in relation to the commercial loan portfolio. Nonperforming loans were $13.9 million at June 30, 2010 versus $9.6 million at March 31, 2010. Most of the nonperforming assets consisted of commercial loans, which increased to $12.5 million at June 30, 2010 from $8.1 million at March 31, 2010 primarily due to the addition to nonperforming assets of one $2.5 million loan relationship. The loan is secured with commercial real estate . Loan charge-offs for the three months ended June 30, 2010 were $483,000 as compared to $162,000 for the three months ended June 30, 2009. Loan recoveries were $30,000 for the three months ended June 30, 2010 compared to $46,000 for the three months ended June 30, 2009. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income was $563,000 for the three months ended June 30, 2009 compared to $138,000 for the three months ended June 30, 2010. The increase in other income for the three months ended June 30, 2010 was primarily attributable to a decrease in the “OTTI” charge on investment securities of $500,000. This was partially offset by a decrease in fees on transaction accounts of $29,000, or 13.4% from $216,000 for the three months ended June 30, 2009 to $187,000 for the three months ended June 30, 2010 and a decrease in income from Bank Owned Life Insurance which declined by $38,000, or 22.1%.

Noninterest Expenses. Total non-interest expenses decreased by $476,000, or 10.7%, from $4.4 million for the three months ended June 30, 2009 to $4.0 million for the three months ended June 30, 2010. This was primarily due to decreased Federal deposit insurance premiums by $288,000, or 59.6% from $483,000 for the three months ended June 30, 2009 to $195,000 for the three months ended June 30, 2010. This decrease was due to a special assessment during the three months ended June 30, 2009 assessed to all banks to replenish the reserve fund. Professional fees also decreased by $125,000, or 52.7% from $237,000 for the three months ended June 30, 2009 to $112,000 for the three months ended

June 30, 2010. The decrease in professional fees was due to reimbursement of legal fees from our commercial insurance provider for prior period litigation. Other expenses also decreased by $105,000, or 60.0%, from $175,000 for the three months ended June 30, 2009 to $70,000 for the three months ended June 30, 2010. This was primarily due to decreased losses on dishonored checks and ATM disputes and a decrease in bank service charges. Property and equipment expense decreased by $50,000, or 22.4% from $223,000 for the three months ended June 30, 2009 to $173,000 for the three months ended June 30, 2010 due to decreased depreciation expense as certain assets have become fully depreciated. Advertising also decreased by $89,000, or 51.7% from $172,000 for the three months ended June 30, 2009 to $83,000 for the three months ended June 30, 2010 due to decreased advertising. These decreases were partially offset by an increase of $101,000, or 4.8% in salaries and related expenses from $2.1 million for the three months ended June 30, 2009 to $2.2 million for the three months ended June 30, 2010 due to additional personnel and increased benefit costs. Occupancy expense also increased by $98,000, or 17.0% from $576,000 for the three months ended June 30, 2009 to $674,000 for the three months ended June 30, 2010 due primarily to real estate taxes associated with nonperforming loans.

Income Taxes. Our income tax expense (benefit) was $326,000 and $(356,000) for the three months ended June 30, 2010 and 2009, respectively. The change in income taxes for the three months ended June 30, 2010 as compared to the same period in the prior year was primarily due to increased income. Our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At June 30, 2010	At September 30, 2009
	(In thousands)

Commitments to originate new loans	$4,335	$5,866
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	36,016	33,859
Commercial letters of credit	960	1,038

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

Loans Receivable

Loans receivable at June 30, 2010 and September 30, 2009 consist of the following:

	(in thousands)	June 30, 2010	September 30, 2009
	Single-family residential mortgages	$121,471	$140,991
	Single-family rental property loans	64,284	51,698
	Commercial real estate loans	144,962	136,106
	Construction loans	27,198	28,869
	Commercial loans secured	105	296
	Commercial loans unsecured	80	322
	Commercial lease loans	1,476	2,855
	Commercial lines of credit	8,313	8,832
	Automobile loans	3,201	7,322
	Home equity lines of credit	32,272	29,167
	Other consumer loans	2,035	2,443

		405,397	408,901

Add	– purchase accounting premiums, net	7	62
Less	– undisbursed portion of loans in process	(2,325)	(3,664)
	– unearned interest	(27)	(127)
	– deferred loan origination fees and costs	(147)	(234)
	– allowance for loans losses	(6,287)	(3,927)

		$396,618	$401,011

Asset Quality

At June 30, 2010, we had $13.9 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing 2.23% of total assets. At September 30, 2009 non-performing assets were $8.3 million or 1.46% of total assets. Our net charge-offs for the nine months ended June 30, 2010 and June 30, 2009 were $440,000 and $115,000, respectively. Our allowance for loan losses was $6.3 million at June 30, 2010 compared to $3.9 million at September 30, 2009.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2010	At September 30, 2009
	(In thousands)

Nonperforming loans (1):
Nonaccrual loans:
Single family residential	$817	$1,186
Multi-family residential	—	—
Commercial real estate	12,455	6,269
Construction	—	—
Commercial leases	603	235
Land	—	—
Consumer Loans	—	—

Total nonaccrual loans	13,875	7,690
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	13,875	7,690
Other non-performing assets	—	639

Total nonperforming assets	$13,875	$8,329

Nonperforming loans to loans receivable, (net)	3.50%	1.88%
Nonperforming assets as a percentage of loans , foreclosed real estate and repossessed assets	3.50%	2.07%
Nonperforming assets to total assets	2.23%	1.46%
Loans modified in Troubled Debt Restructurings not included as nonperforming assets above.	$—	$—

(1)	Nonperforming status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category are Troubled Debt Restructurings (TDRs). At June 30, 2010 TDRs totaled $3.7 million, of which $3.2 million were not delinquent. At September 30, 2009, TDR’s totaled $3.9 million, of which $3.7 million were not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Nine months Ended June 30,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$3,927	$2,672

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	(469)	(240)
Construction	—	—
Commercial Leases	(15)	—
Consumer	(48)	(51)

Total charge-offs	(532)	(291)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	5	31
Construction	—	—
Commercial loans secured	—	—
Consumer	87	145

Total recoveries	92	176
Net loans charged-off	(440)	(115)
Provision for loan losses	2,800	900

Balance at end of period	$6,287	$3,457

Ratio of net charge-offs to average loans outstanding during the period	.15%	—%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2010, the Company had $29.0 million in classified assets, consisting of $16.9 million in substandard collateralized mortgage obligations (CMOs), $12.1 million in substandard and loss loans, and $0 in repossessed assets. At September 30, 2009, the Company had $4.9 million in classified assets consisting of $4.3 million in substandard and loss loans, and $639,000 in foreclosed property or other real estate owned.

During the nine months ended June 30, 2010, the Company added $17.3 million in CMOs to its substandard asset category. Although these securities have performed in accordance with contractual terms to date, they have Alt-A characteristics and are rated below investment grade. Additionally, $600,000 in cumulative OTTI charges have been recorded in connection with these securities. As a result, they have been classified as substandard in accordance with regulatory guidelines.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At June 30, 2010, we have identified approximately $15.7 million in assets classified as special mention. At September 30, 2009, $14.7 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At June 30, 2010, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s tangible, core and risk-based capital levels to the regulatory requirements, see Note 8 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2010 and 2009, the Company had $47.3 million and $53.1 million, respectively, of gross loan originations. The Company purchased $16.2 million in mortgage-backed securities during the nine months ended June 30, 2009 and $0 during the nine months ended June 30, 2010. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $140 million as of June 30, 2010. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash and cash due from banks, interest-bearing deposits in other banks and federal funds sold, if needed.

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

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than ninety days that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2010, cash, interest-bearing deposits in other banks and federal funds sold were $13.3 million, $11.9 million and $85.3 million, respectively.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2010 totaled $166.6 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2010, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $960,000, $36.0 million and $4.3 million, respectively.

The Company has accumulated higher than normal levels of liquidity in anticipation of the pending sale of four branches. The amount of liquidity actually utilized in connection with this transaction will be dependant upon the amount of liquidity available at the time of settlement and the total amount of deposits transferred. In any event, a substantial amount of the liquidity on hand at June 30, 2010 is expected to be deployed in connection with this transaction.

In March 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.9% at June 30, 2010. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.30% at June 30, 2010. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $892,000 during the year ended September 30, 2009 and $377,000 during the nine months ended June 30, 2010.

The Company has outstanding (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash.

The Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The Company must remit dividends quarterly. Payments remitted totaled $405,000 during the nine months ended June 30, 2010. On and after February 15, 2012, the Company may, at its option, redeem shares of Series A preferred stock, in whole or in part, at any time and from time to time, for cash at a per share amount equal to the sum of the liquidation preference per share plus any accrued and unpaid dividends to but excluding the redemption date. Under the original terms of the Purchase Agreement, the Company is prohibited from redeeming the Series A preferred stock within the first three years unless it completed a qualified equity offering whereby it received aggregate gross proceeds of not less than $2.7 million. However, the provisions introduced by the American Recovery and Reinvestment Act of 2008 indicate that once the Company notifies Treasury that it would like to redeem the Series A preferred stock, the Treasury must permit the Company to do so subject to consultation with the OTS. The Company will be subject to existing supervisory procedures for approving redemption requests for capital instruments. The OTS will weigh the Company’s desire to redeem the Series A preferred stock against the contribution of Treasury capital to the Company’s overall soundness, capital adequacy and ability to lend, including confirming that the Company has a comprehensive internal capital assessment process.

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

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2009 filed with the Securities and Exchange Commission on December 23, 2009. As of June 30, 2010, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

The Company’s 2011 Annual meeting of Shareholders will be held on February 9, 2011.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-24589).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: August 13, 2010	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President
(Principal Executive Officer)

Date: August 13, 2010	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President
(Principal Financial and Accounting Officer)