Form 10-K
period 2010-09-30
BCSB Bancorp Inc.
filed 2010-12-23
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-53163

BCSB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1424764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4111 E. Joppa Road, Suite 300, Baltimore, Maryland	21236
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (410) 256-5000

Securities registered pursuant to Section 12(b) of the Act:

Common stock, par value $0.01 per share	Nasdaq Global Market
(Title of each class)	(Name each of exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value as of March 31, 2010 of voting and nonvoting common equity held by nonaffiliates was approximately $25.6 million. This information is based on the ownership information and closing sale price ($9.50 per share as listed on the Nasdaq Global Market).

Number of shares of Common Stock outstanding as of December 23, 2010: 3,192,119.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year Ended September 30, 2010. (Parts II and IV)

2.	Portions of Proxy Statement for the registrant’s 2011 annual meeting of shareholders. (Part III)

Forward-Looking Statements

When used in this Annual Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.	Business

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, F.S.B. (the “Bank”). The Company’s primary asset is its investment in the Bank. The Company is engaged in the business of directing, planning, and coordinating the business activities of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2010, the Company had total assets of $620.6 million, total deposits of $534.4 million and stockholders’ equity of $61.4 million.

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

Recent Developments

On November 17, 2010 the Bank terminated the definitive Purchase and Assumption Agreement (the “Agreement”) with American Bank (“American”) entered into on January 12, 2010 under which the Bank would have sold four of its branch offices to American. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Terminated Sale of Branches” for more information.

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

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2010, management estimates that more than 95% of deposits and lending came from its market area.

The economy of the Bank’s market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This partially mitigates the risk associated with a decline in any particular economic sector. The diversification as noted helped to mitigate the impact of the economic recession experienced during fiscal 2009, as Maryland’s seasonable adjusted unemployment rose from 7.2% in September of 2009 to 7.5% by September of 2010, which remained well below the national seasonably adjusted unemployment rate which declined from 9.7% in September of 2009 to 9.6% by September of 2010. (Source: Maryland Department of Labor, Licensing and Regulation) Demographic and economic growth trends, measured by changes in population, number of households, age distribution and median household income, provide key insight into the health of our market area. Baltimore County has the largest population at 801,750, followed by Baltimore City at 644,850, Anne Arundel County at 520,300, Howard County at 281,950 and Harford County at 248,550. (Source: Maryland Department of Planning, 2010 projection) Located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to the Baltimore County Department of Economic Development, 84% of Baltimore County’s employees work in the private sector with approximately 7% in manufacturing, 19% in trade, transportation and utilities, 14% in professional business services, 17.0% in education and health services, and 9% in leisure and hospitality. Government provides 15% of Baltimore County’s jobs, with self-employed providing the remaining employment. According to the Maryland Department of Labor Licensing and Regulations, Baltimore County’s total labor force equaled 431,000 and a per capita personal income of $45,400. Select employers include the U.S. Social Security Administration, T. Rowe Price Group, McCormick & Company and Lockheed Martin.

Harford County continues to experience strong economic growth while maintaining a strong government presence. Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity. Harford County and the entire Baltimore metropolitan area will benefit from final congressional approval of the Base Realignment or Closure Commission’s (“BRAC”) decision to shift an additional 8,000 U.S. Department of Defense jobs to APG according to the Maryland Department of Planning BRAC report issued in December 2006. The department estimates approximately 14,000 households to be located in Harford and Cecil Counties by 2015.

Based on data provided by the United States Census Bureau from 2000 to 2009, Baltimore City experienced a decline in population at a rate of .26%, annually while Baltimore County’s population increased at a .58% annual rate over the same period. Comparatively, over the same time period, annual population growth rates for Harford County and Howard County equaled 1.4% and 1.7%, respectively.

Lending Activities

General. The Bank’s gross loan portfolio totaled $397.7 million at September 30, 2010, representing 64.1% of total assets at that date. At September 30, 2010, $118.1 million, or 29.7% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $23.8 million, $70.7 million and $136.6 million, respectively, or 6.0%, 17.8% and 34.3%, respectively, of the Bank’s gross loan portfolio at September 30, 2010. The Bank also originates consumer loans, consisting primarily of automobile loans and home equity lines of credit, which totaled $2.5 million and $33.8 million, respectively, or .64% and 8.5% respectively, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $8.0 million, or 2.0% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio by type of loan at the dates indicated. At September 30, 2010, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Single-family residential (1)	$118,120	29.69%	$140,991	34.48%	$165,341	40.47%	$164,522	38.19%	$214,724	44.50%
Single-family rental property loans	70,662	17.77	51,698	12.64	41,819	10.24	36,245	8.42	29,131	6.04
Commercial	136,573	34.34	136,106	33.29	127,596	31.23	119,598	27.77	110,179	22.83
Construction (2)	23,800	5.98	28,869	7.06	24,967	6.11	42,284	9.82	39,021	8.09
Commercial lines of credit	7,986	2.01	8,832	2.16	8,328	2.04	12,982	3.01	9,606	2.00
Commercial leases	1,225	.31	2,855	.70	4,612	1.13	4,574	1.06	4,749	.98
Commercial loans secured	880	.22	296	.07	—	—	—	—	365	.08
Commercial loans unsecured	78	.02	322	.08	329	.08	336	.08	409	.08
Consumer Loans:
Automobile	2,544	.64	7,322	1.79	15,490	3.79	30,490	7.08	53,530	11.09
Home equity lines of credit	33,840	8.51	29,167	7.13	17,914	4.39	16,960	3.94	17,942	3.72
Other	2,015	.51	2,443	.60	2,124	.52	2,713	.63	2,849	.59

	397,723	100.00%	408,901	100.00%	408,520	100.00%	430,704	100.00%	482,505	100.00%

Add:
Purchase accounting premium (net)	—		62		158		285		451
Less:
Undisbursed portion of loans in process	2,042		3,664		4,595		9,846		12,014
Deferred loan origination fees	97		234		408		558		355
Unearned interest	17		127		534		1,633		4,132
Allowance for loan losses	6,634		3,927		2,672		2,650		2,679

Total	$388,933		$401,011		$400,469		$416,302		$463,776

(1)	Includes fixed-rate second mortgage loans and loans available for sale.
(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2010 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due in 1 year or less	Due 1 through 5 years	Due after 5 years	Total
	(In thousands)
Real Estate Loans
Single-family residential	$4,323	$7,205	$106,592	$118,120
Single-family rental property	578	11,216	58,868	70,662
Commercial	3,005	26,395	107,173	136,573
Construction	13,705	144	9,951	23,800
Commercial lines of credit	6,328	—	1,658	7,986
Commercial leases	374	784	67	1,225
Commercial loans secured	—	698	182	880
Commercial loans unsecured	78	—	—	78
Consumer:
Automobile	611	1,933	—	2,544
Home equity lines of credit	—	7	33,833	33,840
Other	245	606	1,164	2,015

Total	$29,247	$48,988	$319,488	$397,723

The following table sets forth at September 30, 2010, the dollar amount of all loans due after one year after September 30, 2010 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$111,430	$2,367
Single-family rental property	38,044	32,040
Commercial	92,306	41,262
Construction	8,761	1,334
Commercial lines of credit	—	1,658
Commercial leases	851	—
Commercial loans secured	880	—
Commercial loans unsecured	—	—
Consumer:
Automobiles	1,933	—
Home equity lines of credit	—	33,840
Other	1,770	—

Total	$255,975	$112,501

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2010	2009	2008
	(In thousands)
Loans originated:
Real Estate Loans:
Single-family residential	$7,244	$12,112	$20,833
Single-family rental property	18,773	11,584	10,702
Commercial	15,092	26,448	20,354
Construction	509	4,314	6,992
Commercial lines of credit	4,863	3,459	3,670
Commercial loans secured	1,015	264	—
Commercial leases	—	200	2,103
Consumer:
Automobile	309	952	1,673
Home equity lines of credit	10,926	19,072	6,396
Other	575	1,872	541

Total loans originated	$59,3066	$80,2777	$73,2644

Loans purchased:
Real estate loans	$—	$2,500	$2,912

Total loans purchased	$—	$2,500	$2,912

Loans sold:
Whole loans	$5,720	$2,800	$—

Participation loans	$86	$8,600	$—

Total loans sold	$86	$11,400	$—

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

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loans are approved based on a loan approval matrix, which is governed by the type of loan and the loan amount. Levels of approval are the loan officer, officers’ loan committee, which includes the President, Chief Financial Officer, Executive Vice President in charge of lending, Executive Vice President of Operations, the Treasurer, a directors loan committee, and the full Board. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a deed of trust or a mortgage on real estate, an appraisal of the real estate is generally undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with a commercial real estate loan.

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

The Bank is permitted to lend up to 95% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank’s policy is to obtain private mortgage insurance at the borrower’s expense on the principal amount of the loan. The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%. The Bank limits the loan-to-value ratio on single-family rental property loans to 75%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 90% of the value of the property, although the majority of home equity loans have a loan to value ratio of 80% or less.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a savings institution to a person outstanding at one time shall not exceed 15% of the institution’s unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank’s loans to one borrower was limited to $10.1 million at September 30, 2010. Applicable law additionally authorizes savings institutions to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or in an amount not to exceed the lesser of $30.0 million or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with its fully phased-in regulatory capital requirements; (iii) the loans comply with applicable loan-to-value requirements; (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus; and (v) the Director of the OTS, by order, permits the savings institution to avail itself of this higher limit. At September 30, 2010, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2010, the Bank’s largest loan customer was a $5.4 million relationship secured by a retail shopping center. At September 30, 2010, this customer’s loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2010, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $118.1 million, or 29.7% of the Bank’s gross loan portfolio. The Bank has never participated in the origination of Sub-prime lending and, accordingly, has no direct exposure to this type of lending within its loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2010, the Bank had $115.7 million of fixed-rate single-family mortgage loans, which amounted to 98.0% of the Bank’s single-family mortgage loans. Due to the current economic conditions and the low interest rate environment the Bank has employed a strategy to sell the majority of fixed-rate single-family residential mortgage loans originated into the secondary market.

As of September 30, 2010, $2.4 million, or 2.0% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2010, single-family rental property loans totaled $70.7 million, or 17.8%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $18.8 million, $11.6 million and $10.7 million for the years ended September 30, 2010, 2009 and 2008, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from 1.0% to 1.5% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 30 years.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers, hospitality, and commercial and industrial buildings. Such loans generally range in size from $100,000 to $6 million, with the largest having an outstanding principal balance of $5.4 million at September 30, 2010. At September 30, 2010, the Bank had $136.6 million of commercial real estate loans, which amounted to 34.3% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 30 years.

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

Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on fixed rate terms. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1.5%, typically with interest rate floors. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1.5% and adjust monthly, typically with interest rate floors with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2010, $23.8 million, or 6.0%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

Consolidation in the building industry and the increasing presence in the Bank’s market of large builders that are not locally based have limited the Bank’s ability to compete for some loans to builders because the Bank’s loans-to-one-borrower limitation limits its ability to meet the volume requirements of the large builders. The Bank’s construction loans totaled $ 23.8 million, $28.9 million and $25.0 million at September 30, 2010, 2009 and 2008, respectively, and construction loan originations were $509,000, $4.3 million and $7.0 million during the years ended September 30, 2010, 2009 and 2008, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, typically with interest rate floors for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At September 30, 2010 acquisition and development loans totaled $15.6 million or 3.9% of the Bank’s gross loan portfolio. The Bank did not originate any acquisition and development loans during the fiscal year ended September 30, 2010. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2010, the Bank had 12 letters of credit outstanding totaling $853,000.

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

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate, typically with interest rate floors and are offered at rates from prime plus 0% to prime plus 3.5%. As of September 30, 2010, the Bank had $8.0 million of such loans, which amounted to 2.0% of the Bank’s gross loan portfolio.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposits.

Automobile loans totaled $2.5 million, or .64%, of the Bank’s gross loan portfolio at September 30, 2010. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and used cars are financed for a period generally of up to six years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows their insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2010, home equity lines of credit totaled $33.8 million, or 8.5% of the Bank’s gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $9.2 million, or 2.4%, of the Bank’s gross loans at September 30, 2010.

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

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 3.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2010, savings account loans accounts totaled $369,000, or .09%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.6 million, or .41% of the Bank’s gross loan portfolio at September 30, 2010.

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

Loan Fees and Servicing. The Bank receives fees in connection with late payments and for miscellaneous services related to its loans. The Bank also charges fees in connection with loan originations typically from 0 to 1.5 points (one point being equal to 1% of the loan amount) on residential and commercial loan originations. The Bank services certain loans sold to FHLMC and FNMA. The Bank also services participation loans originated and sold by the Bank with servicing retained, and earns minimal income from this activity.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectability of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off, or any expected loss is reserved for when management concludes that they are uncollectible. See Note 3 of Notes to Consolidated Financial Statements.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 3 of Notes to Consolidated Financial Statements.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Single-family residential	$656	$1,186	$291	$—	$69
Single-family rental property	1,664	—	—	—	—
Commercial	6,002	6,269	369	2,266	2,381
Construction	3,933	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial leases	240	235	173	—	—
Commercial loans secured	267	—	—	—	—
Consumer	23	—	2	24	42

Total	$12,785	$7,690	$835	$2,290	$2,492
Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total nonperforming loans	$12,785	$7,690	$835	$2,290	$2,492

Percentage of gross loans	3.21%	1.88%	0.20%	0.53%	0.51%

Percentage of total assets	2.06%	1.35%	0.14%	0.35%	0.32%

Other nonperforming assets (2)	$—	$639	$1,244	$108	$130

Loans modified in Troubled Debt Restructuring (3)	$4,007	$3,863	$—	$—	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category are $4.0 million in Troubled Debt Restructurings, of which $3.3 million are not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of principal and interest payments. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets include the Bank’s inventory of repossessed cars and other real estate owned.
(3)	As described in (1) above, loans modified in a troubled debt restructuring are also included as nonaccrual loans.

During the year ended September 30, 2010, gross interest income of $830,000, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2010 amounted to $276,000.

At September 30, 2010, the Bank had no loans which were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

At September 30, 2010, nonaccrual loans consisted of commercial loans aggregating $6.0 million, residential loans aggregating $656,000, single family rental loans aggregating $1.7 million, construction loans aggregating $3.9 million, commercial secured loans aggregating $267,000, commercial leases aggregating $240,000 and consumer loans aggregating $23,000.

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2010, the Bank had no real estate owned through foreclosure.

Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution’s classifications. If a savings institution does not agree with an examiner’s classification of an asset, it may appeal this determination to the OTS Regional Director. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2010, the Bank had $38.0 million in classified assets consisting of $10.6 million in assets classified as special mention, $24.9 million in assets classified as substandard, $0 in assets classified as doubtful and $2.5 in assets classified as loss. Special mention assets consisted of $823,000 in single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2010, $23,000 in consumer loans 60 to 120 days delinquent and commercial loans of $9.7 million that the Bank is monitoring for management and credit weaknesses at September 30, 2010. Substandard assets consisted of $10.9 million in loans and $14.0 million in private label CMOs.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income. Due to the downturn in the current economic conditions, the Bank increased the allowance for loan losses during the fiscal year ended September 30, 2010 by $3.1 million in provisions for losses on loans. Net loans charged off during the fiscal year ended September 30, 2010 were $393,000.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at the beginning of the period	$3,927	$2,672	$2,650	$2,679	$2,746

Loans charged-off:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	235	187	341	—	—
Commercial leases	15	27	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Commercial loans unsecured	234	—	—	—	—
Consumer	75	87	262	364	578

Total charge-offs	559	301	603	364	578

Recoveries:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	5	31	—	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	161	175	265	218	317

Total recoveries	166	206	265	218	317
Net loans charged-off	(393)	(95)	(338)	(146)	(261)
Provision for loan losses	3,100	1,350	360	117	194

Balance at the end of period	$6,634	$3,927	$2,672	$2,650	$2,679

Ratio of net charge-offs to average loans outstanding during the period	0.10%	0.02%	0.08%	0.03%	0.06%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2010		2009		2008		2007		2006
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single-family residential	$105	29.69%	$253	34.48%	$329	40.47%	$633	38.19%	$697	44.50%
Single-family rental property	74	17.77	137	12.64	106	10.24	80	8.42	64	6.04
Commercial	5,087	34.34	1,568	33.29	1,292	31.23	976	27.77	591	21.87
Construction	906	5.98	980	7.06	360	6.11	127	9.82	94	8.09
Commercial lines of credit	13	2.01	88	2.16	75	2.04	39	3.01	42	2.91
Commercial leases	209	.31	266	.70	92	1.14	27	1.06	28	.98
Commercial loans secured	31	.22	28	.07	—	—	—	—	1	.08
Commercial loans unsecured	40	.02	318	.08	330	.08	335	.08	409	.08
Consumer	169	9.66	289	9.52	88	8.69	433	11.65	753	15.45

Total allowance for loan losses	$6,634	100.00%	$3,927	100.00%	$2,672	100.00%	$2,650	100.00%	$2,679	100.00%

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

The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Bank’s current investment policy, securities purchases are made by the Bank’s President. The Bank’s President, Chief Financial Officer and Treasurer have authority to sell investment securities subject to the Bank’s designation as available for sale and purchase comparable investment securities with similar characteristics. The Board of Directors oversees securities transactions activity.

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent. The held to maturity investment portfolio would not be used for speculative purposes and would be carried at amortized cost. In the event the Bank sold securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings. At September 30, 2010 the Bank’s securities portfolio consists of available for sale securities only.

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

At September 30, 2010, there were no mortgage-backed securities classified as held to maturity. Securities are designated into one of the three categories at the time of purchase. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

At September 30, 2010, mortgage-backed securities including CMOs with an amortized cost of $66.7 million were classified as available for sale and had a weighted average yield of 4.57%. At September 30, 2010, the Bank’s mortgage-backed securities portfolio had gross unrealized gains and losses of approximately $2.0 million and $2.8 million, respectively. The gross unrealized losses primarily related to $16.9 million in CMO obligations, represented by three individual securities. In September 2010, the Company sold a CMO for which $600,000 in cumulative credit related OTTI charges have been previously recognized as a change in non-interest income. The sale resulted in a realized loss of approximately $924,000. This loss was effectively offset by gains on sales of other securities within the portfolio. The Bank does not presently intend to sell the remaining CMOs and it is not expected that the Bank will be required to sell these securities prior to maturity or recovery.

During the year ended September 30, 2010, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to two of our mortgage-backed securities that resulted in a pre-tax charge to earnings of $200,000. These securities were rated “AAA” by Standard & Poors at origination. One of the two securities was sold in September 2010, as described in the preceeding paragraph. The remaining security had an original principle balance of $10.0 million and had a current principal balance of $6.7 million at September 30, 2010. This security had an estimated fair value of $5.3 million at September 30, 2010.

In April 2009, the FASB issued guidance on “Other Than Temporary Impairment.” and “Fair Value Measurements.” FASB has issued this guidance to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. This was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the period ending June 30, 2009. As a result of the adoption of this guidance, impairment recognition for the Company’s investment and mortgage-backed securities are now segmented into credit and non-credit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income. Under the revised guidance, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.

	At September 30,
	2010	2009	2008
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$17,013	$—	$994
Corporate Bonds	1,377	—	—
Mortgage-backed securities	51,644	74,707	68,789
Private label collateralized mortgage obligations	14,331	15,771	21,167

Total available for sale	$84,365	$90,478	$90,950

Securities held to maturity:
U.S. government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	—
Collateralized mortgage obligations	—	—	—

Total held to maturity	$—	$—	$—
Total	$84,365	$90,478	$90,950

The following table sets forth information in the scheduled maturities, amortized cost, market value and average yields for the Bank’s investment portfolio at September 30, 2010.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years			Total Investment Portfolio
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost		Average Yield	Amortized Cost	Market Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Agency notes	$—		$15,006		$2,000		$			$17,006	$17,013
Corporate Bonds	—		—		1,380					1,380	1,377
Mortgage-backed securities	17		21		1,279			48,391		49,708	51,644
Private label collateralized mortgage obligations	—		—		—			17,039		17,039	14,331

Total available for sale	$17	5.76%	$15,027	.82%	$4,659	3.18%		$65,430	4.28%	$85,133	$84,365	3.61%

Deposit Activity and Other Sources of Funds

General. Deposits are the primary source of the Bank’s funds for lending, investment activities and general operational purposes. In addition to deposits, the Bank derives funds from loan principal and interest payments, maturities of investment securities and mortgage-backed securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. The Bank has access to borrow from the FHLB of Atlanta, the Federal Reserve Bank and correspondent banks.

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are Maryland residents. To provide additional convenience, the Bank participates in several networks at locations throughout the Mid-Atlantic and the South and MoneyPass, a surcharge free Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its eighteen offices.

Savings deposits in the Bank at September 30, 2010 were represented by the various types of savings programs described below.

Interest* Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings
		Demand deposits:
0.40%	None	NOW and Super NOW accounts	$250	$86,351	16.16%
0.26	None	Money Market	250	68,431	12.81

		Total demand deposits		154,782	28.97
		Passbook savings deposits:
0.35	None	Regular Passbook	250	67,690	12.67
0.30	None	Money market passbook	250	14,245	2.66

		Total passbook savings deposits		$81,935	15.33%

		Certificates of Deposit
0.18	3 months or less	Fixed-term, fixed rate	$500	$1,850	.35%
0.64	6 months	Fixed-term, fixed rate	500	23,455	4.39
1.07	12 months	Fixed-term, fixed rate	500	18,180	3.40
1.71	18 months	Fixed-term, fixed rate	500	43,722	8.18
1.99	24 months	Fixed-term, fixed rate	500	15,745	2.95
4.58	30 months	Fixed-term, fixed rate	500	7,285	1.36
4.53	36 months	Fixed-term, fixed rate	500	32,950	6.17
3.05	48 months	Fixed-term, fixed rate	500	36,501	6.83
4.13	60 months	Fixed-term, fixed rate	500	23,776	4.45
3.05	$100,000 and over	Fixed-term, fixed rate	N/A	94,093	17.60

		Total Certificates of deposit		297,557	55.68
		Accrued interest payable		92	.02

		Total deposits		$534,366	100.00%

*	Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at September 30, 2010	% of Deposits	Increase (Decrease)	Balance at September 30, 2009	% of Deposits	Increase (Decrease)	Balance at September 30, 2008	% of Deposits
	(Dollars in thousands)
NOW	$86,351	16.16%	$26,474	$59,877	12.27%	$4,150	$55,727	11.50%
Money market deposit	68,431	12.80	11,715	56,716	11.62	23,867	32,849	6.78
Passbook & statement savings deposits	81,935	15.34	2,343	79,592	16.31	2,808	76,784	15.84
Certificate of deposit	203,464	38.08	(2,703)	206,167	42.25	(22,023)	228,190	47.07
Certificate of deposit $100,000 and over	94,093	17.60	8,507	85,586	17.54	(5,614)	91,200	18.81
Accrued interests payable	92	.02	41	51	.01	10	41	—

Total	$534,366	100.00%	$46,377	$487,989	100.00%	$3,198	$484,791	100.00%

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

	Year Ended September 30,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
NOW	$52,532	1.09%	$36,375	0.46%	$34,396	0.31%
Money market deposits	59,757	1.22	34,663	1.76	28,311	1.56
Passbook savings deposits	82,122	.34	77,990	0.49	80,270	0.73
Noninterest-bearing demand deposits	27,461	—	27,203	—	29,171	—
Certificates of deposit	294,857	2.58	316,599	3.56	353,937	4.38

Total	$516,729	1.78%	$492,830	2.52%	$526,085	3.23%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At September 30,
	2010	2009	2008
	(Dollars in thousands)
0.20 – 2.00%	$116,797	$73,395	$5,340
2.01 – 4.00	141,005	143,864	154,312
4.01 – 5.60	39,755	74,494	159,738

Total	$297,557	$291,753	$319,390

The following table sets forth the amount and maturities of time deposits at September 30, 2010.

Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total
0.20 - 2.00%	$107,261	$6,115	$417	$3,004	$116,797
2.01 - 4.00	30,330	16,270	33,846	60,559	141,005
4.01 - 5.60	18,597	14,716	4,357	2,085	39,755

Total	$156,182	$37,107	$38,620	$65,648	$297,557

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2010. At such date, such deposits represented 31.6% of total deposits and had a weighted average rate of 2.59%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$20,634
Over three through six months	18,182
Over six through 12 months	3,813
Over 12 months	51,464

Total	$94,093

The following table sets forth the savings activities of the Bank for the periods indicated.

	At September 30,
	2010	2009	2008
	(In thousands)
Deposits	$1,147,503	$1,052,956	$1,098,328
Withdrawals	(1,110,299)	(1,062,196)	(1,188,974)

Net increase (decrease) before interest credit	37,204	(9,240)	(90,646)
Interest credited	9,173	12,438	16,980

Net increase (decrease) in savings deposits	$46,377	$3,198	$(73,666)

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 75% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2010, the Bank had no outstanding FHLB advances. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities and from an established line of credit with its correspondent bank.

The following table sets forth certain information regarding our short-term borrowings at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2010	2009	2008
Outstanding advances from FHLB	$—	$—	$10,000
Weighted-average rate paid on advances from FHLB	—	—	4.44%
Maximum outstanding advances from FHLB at any month end	$—	$10,000	$20,000
Weighted-average rate paid on advances from FHLB (1)	—%	4.44%	4.181%
Average advances from FHLB outstanding	$—	$6,302	$16,312

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a daily basis.

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

The trust preferred securities issued by the Business Trust and the junior subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2010 was 4.18%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $12.5 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

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

The trust preferred securities and junior subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2010 was 3.53%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the

Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank. The $10.3 million proceeds from the subordinated debt securities are includable as part of Tier 1 regulatory capital for the Bank.

During the fiscal year ended September 30, 2010, the Company had a total annual interest expense of $620,482 related to all of its trust preferred securities. Payments to be made by the Statutory Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.00% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, or under certain conditions in whole but not in part, at any time at par plus any accrued unpaid interest.

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

Subsidiary Activities

As a federally chartered savings bank, the Bank is permitted to invest an amount equal to 2% of its assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community development purposes. Under such limitations, as of September 30, 2010, the Bank was authorized to invest up to approximately $18.6 million in the stock of or loans to subsidiaries, including the additional 1% investment for community inner-city and community development purposes. Institutions meeting their applicable minimum regulatory capital requirements may invest up to 50% of their regulatory capital in conforming first mortgage loans to subsidiaries in which they own 10% or more of the capital stock.

The Bank has two subsidiary service corporations, Ebenezer Road, Inc. (“Ebenezer Road”) which is a Maryland licensed insurance company that trades under the trade name BCSB Insurance Services. The company offers life and annuity insurance products through the Bank’s licensed branch platform sales representatives as part of an overall non-deposit investment and insurance program. The second subsidiary is (“Lyons Properties”), LLC which may be utilized for holding foreclosed properties in the future. Fees from activities of subsidiaries were immaterial during the year ended September 30, 2010.

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

The Bank attracts deposits through its offices from the local community. Consequently, competition for deposits is principally from other savings institutions, commercial banks, credit unions and brokers in the local community. The Bank competes for deposits and loans by offering what it believes to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. Management believes that the Bank has developed relationships with local realtors and the community in general.

As of June 30, 2010, the most recent date for which data is available from the Federal Deposit Insurance Corporation, we held approximately 0.94% of all deposits in the Baltimore metropolitan area, which ranked us 15 out of 79 financial institutions in the Baltimore metropolitan area. In Baltimore County and Harford County we held 2.80% and 2.94%, respectively, of deposits held by all banks and savings institutions. The Baltimore metropolitan area has a high concentration of financial institutions and financial service providers, many of which are branches of large money center, super-regional and regional banks that have greater resources than the Bank’s and may offer products or services that the Bank does not provide.

Employees

As of September 30, 2010, the Company had 139 full-time and 33 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a federally chartered savings institution, a member of the FHLB of Atlanta and its deposits are insured by the FDIC through the Deposit Insurance Fund. As a federal savings institution, the Bank is subject to regulation and supervision by the Office of Thrift Supervision (“OTS”) and the FDIC and to OTS regulations governing such matters as capital standards, mergers, establishment of branch offices, subsidiary investments and activities and general investment authority. The OTS periodically examines the Bank for compliance with various regulatory requirements and for safe and sound operations. The FDIC also has the authority to conduct special examinations of the Bank because its deposits are insured by the Deposit Insurance Fund. The Bank must file reports with the OTS describing its activities and financial condition and must obtain the approval of the OTS prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), signed by the President on July 21, 2010, provides for the regulation and supervision of federal savings institutions like the Bank to be transferred from the OTS to the Office of the Comptroller of the Currency, the agency that regulates national banks. The Office of the Comptroller of the Currency will assume primary responsibility for examining the Bank and implementing and enforcing many of the laws and regulations applicable to federal savings institutions as the OTS will be eliminated. The transfer will occur over a transition period of up to one year from July 21, 2010 enactment of the Dodd-Frank Act, subject to a possible six month extension. At the same time, the responsibility for supervising and regulating savings and loan holding companies will be transferred to the Federal Reserve Board. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, as an independent bureau of the Federal Reserve Board, to take over the implementation of federal consumer financial protection and fair lending laws from the depository institution regulators. However, institutions of $10 billion or fewer in assets will continue to be examined for compliance with such laws and regulations by, and subject to the enforcement authority of, the prudential regulator rather than the Consumer Financial Protection Bureau.

The Dodd-Frank Act authorizes depository institutions to pay interest on business demand deposits effective July 31, 2011. Depending upon competitive responses, that change could have an adverse impact on the Bank’s interest exposure.

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

Core capital is defined as common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits. Core capital is generally reduced by the amount of the savings institution’s intangible assets. Limited exceptions to the deduction of intangible assets are provided for certain mortgage servicing rights and credit card relationships and qualifying supervisory goodwill. Tangible capital is given the same definition as core capital but does not include an exception for qualifying supervisory goodwill and is reduced by the amount of all the savings association’s intangible assets with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). Investments in and extensions of credit to such subsidiaries are required to be fully netted against tangible and core capital. At September 30, 2010, the Bank had no such investments.

Adjusted total assets are a savings association’s total assets as determined under generally accepted accounting principles increased by certain goodwill amounts and by a prorated portion of the assets of unconsolidated includable subsidiaries in which the savings association holds a minority interest. Adjusted total assets are reduced by the amount of assets that have been deducted from capital, the portion of savings association’s investments in unconsolidated includable subsidiaries, and, for purpose of the core capital requirement, qualifying supervisory goodwill. At September 30, 2010, the Bank’s adjusted total assets for the purposes of the core and tangible capital requirements were approximately $616.9 million.

In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital provided the amount of supplementary capital included does not exceed the savings association’s core capital. Supplementary capital is defined to include certain preferred stock issues, certain approved subordinated debt, certain other capital instruments, a portion of the savings association’s allowances for loan and lease losses and up to 45% of unrealized net gains on equity securities. Total core and supplementary capital are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and equity investments other than those deducted from core and tangible capital. As of September 30, 2010, the Bank had no investments for which OTS regulations require a deduction from total capital.

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

For information with respect to the Bank’s compliance with its regulatory capital requirements at September 30, 2010 see Note 14 of Notes to Consolidated Financial Statements.

The risk-based capital requirements of the OTS also require that savings institutions with more than a “normal” level of interest rate risk to maintain additional total capital. A savings institution’s interest rate risk is measured in terms of the sensitivity of its “net portfolio value” to changes in interest rates. The interest rate risk rule did not have a material effect on the Bank’s risk-based capital at September 30, 2010.

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

Qualified Thrift Lender Test. A savings institution that does not meet the Qualified Thrift Lender (“QTL”) test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank and (iii) payment of dividends by the institution shall generally be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 (the “BHCA”) and other statutes applicable to bank holding companies. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity nor retain any investment not permissible for a national bank. The Dodd-Frank Act also makes noncompliance with the QTL test subject to agency enforcement action for a violation of law.

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

At September 30, 2010, the percentage of the Bank’s portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify the Bank under the QTL test.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned, and certain potential adjustments established by FDIC regulations. Assessment rates currently range from seven to 77.5 basis points of assessable deposits. The Federal Deposit Insurance may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment. The Dodd-Frank Act requires the FDIC to revise its procedures to base its assessments upon total assets less tangible equity instead of deposits. The FDIC recently issued a proposed rule that if finalized, could implement that change beginning the second quarter of 2011. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000. That limit was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest- bearing transaction account coverage and the Bank and the Company opted to participate in the unsecured debt guarantee program. The Dodd-Frank Act extended the unlimited coverage for certain noninterest-bearing transaction accounts until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended September 30, 2010 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 district Federal Home Loan Banks subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, the Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. The Bank was in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2010 of $1.4 million. Due to recent economic conditions, dividend payments by the Federal Home Loan Bank of Atlanta were curtailed beginning in 2009. At September 30, 2010, the Bank had no advances outstanding from the FHLB of Atlanta.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, all FDIC-insured depository institutions must maintain average daily reserves equal to 3% on aggregate transaction accounts up to and including $55.2 million, plus 10% on the remainder. The first $10.7 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. The amounts are adjusted annually. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2010, the Bank met its reserve requirements.

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

At September 30, 2010, the Bank’s general lending limit was $10.1 million.

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

Enforcement. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors in institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations. The Office of the Comptroller of the Currency will assume the enforcement authority of the OTS as part of the Dodd-Frank Act regulatory restructuring.

Assessments. Federal savings banks are required to pay assessments to the OTS to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, the institution’s financial condition and the complexity of its asset portfolio. The Office of the Comptroller of the Currency also funds its operations through assessments on regulated institutions.

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

As part of the Dodd-Frank Act regulatory restructuring, the OTS’s authority over savings and loan holding companies will be transferred to the Federal Reserve Board, which is the agency that regulates and supervises bank holding companies.

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

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions. That requires holding companies to provide capital and other support to their subsidiary institutions in times of financial distress.

The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

Regulatory Restructuring Legislation. On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions. In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, requires the Federal Reserve Board to regulate pricing of debit card interchange fees, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest expense costs for the Company and the Bank.

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

Executive Officers

Below is information regarding the executive officers of the Company who are not also directors of the Company. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his or her position for at least five years. The ages presented are as of September 30, 2010.

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

Anthony R. Cole joined BCSB Bancorp and Baltimore County Savings Bank as Executive Vice President and Chief Financial Officer effective September 4, 2007. Previously, Mr. Cole served as Senior Vice President and Chief Financial Officer of Bay Net A Community Bank in Bel Air, Maryland from January 2000 through March 2007. Age 49.

Daniel R. Wernecke was named Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank effective November 21, 2007. Prior to being named Executive Vice President and Chief Lending Officer, he served as Senior Vice President of Baltimore County Savings Bank in charge of lending operations. Mr. Wernecke joined Baltimore County Savings Bank in 2002. Age 54.

David M. Meadows was named Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Executive Vice President of BCSB Bancorp and Baltimore County Savings Bank effective November 27, 2006. He served as President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank on an interim basis from July 24, 2006 through November 26, 2006. Previously, he was a Partner in the law firm of Moore, Carney, Ryan and Lattanzi, L.L.C. Age 54.

Bonnie M. Klein joined Baltimore County Savings Bank in 1975 and has served in various capacities of increasing responsibility since then. She was named Vice President and Treasurer of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Senior Vice President of BCSB Bancorp and Baltimore County Savings Bank effective January 1, 2005. She is a Certified Public Accountant. Age 55.

Item 1A.	Risk Factors

The Bank’s increased emphasis on commercial real estate and commercial lending may expose it to increased lending risks.

In recent years, the Bank has significantly increased its emphasis on commercial real estate lending. Commercial real estate loans increased from $75.0 million, or 15.5% of its total loans, at September 30, 2005 to $136.6 million, or 34.3% of its total loans, at September 30, 2010. Moreover, as part of the Bank’s strategy to increase earnings, it will seek to continue to increase commercial real estate lending, as well as commercial lending, and intends to add commercial lending personnel to assist in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. Also, many of the Bank’s commercial and construction borrowers have more than one loan outstanding with the Bank. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.

Changes in interest rates could reduce the Bank’s net interest income and earnings.

The Bank’s net interest income is the interest it earns on loans and investments less the interest it pays on its deposits and borrowings. The net interest margin is the difference between the yield the Bank earns on its assets and the interest rate it pays for deposits and its other sources of funding. Changes in interest rates – up or down – could adversely affect the Bank’s net interest margin and, as a result, its net interest income. Although the yield the Bank earns on its assets and its funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing the Bank’s net interest margin to expand or contract. Liabilities tend to be shorter in duration than the Bank’s assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, the Bank’s funding costs may rise faster than the yield it earns on its assets, causing the Bank’s net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve” – or the spread between short-term and long-term interest rates – could also reduce net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because the Bank’s liabilities tend to be shorter in duration than its assets, when the yield curve flattens or even inverts, the Bank could experience pressure on its net interest margin as its cost of funds increases relative to the yield that can be earned on its assets.

A further downturn in the local economy or a further decline in real estate values could hurt our profits.

Much of the Bank’s loans are in Baltimore, Harford and Howard Counties and Baltimore City in Maryland. As a result, a downturn in the local economy, and, particularly, a downturn in real estate values, could cause significant increases in nonperforming loans, which would adversely affect profits. Additionally, a decrease in asset quality could require additions to the Bank’s allowance for loan losses through increased provisions for loan losses, which would negatively affect profits. A decline in real estate values could also cause some of the Bank’s mortgage loans to become inadequately collateralized, which would expose it to a greater risk of loss.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of September 30, 2010, our mortgage-backed securities portfolio included 78 securities with a book value of $66.7 million and an estimated fair value of $66.0 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. During the fiscal year ended September 30, 2010, we wrote down these securities for an other-than-temporary impairment of $200,000. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic downturn has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $270,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.8 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

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

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision will be transferred to the Office of the Comptroller of the Currency, which regulates national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in Baltimore County Savings Bank that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2010.

	Year Opened	Owned or Leased	Expiration Date (If Leased) (1)	Net Book Value at September 30, 2010	Approximate Square Footage	Deposits at September 30, 2010
						(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased(2)	November 2018	$112,964	8,000	$115,285
Branch Offices:
Bel Air	1975	Leased	May 2013	—	1,200	40,320
Dundalk (3)	1976	Leased	June 2011	—	1,700	41,083
Timonium	1978	Leased	July 2013	—	2,500	58,429
Catonsville	2003	Leased	November 2011	—	3,550	48,376
Abingdon	1999	Leased(2)	October 2018	365,896	1,800	13,501
Forest Hill	1999	Leased(2)	July 2019	313,164	1,800	20,972
Essex	1999	Leased	November 2012	—	3,200	16,215
Hickory	2000	Leased(2)	January 2020	364,339	1,800	12,864
White Marsh	2000	Leased(2)	January 2015	454,082	1,800	28,910
Carney	2001	Leased	February 2016	—	2,100	20,951
Lutherville	2002	Owned		556,816	7,440	27,122
Golden Ring	2002	Leased	May 2011	—	1,200	23,154
Hamilton	2002	Owned		139,923	1,500	8,645
Ellicott City	2002	Leased	August 2020	—	2,300	25,207
Honeygo	2005	Leased(2)	December 2025	631,911	1,800	10,838
Sparks	2005	Leased(2)	December 2025	593,700	1,800	14,503
Owings Mills	2005	Leased(2)	September 2026	724,937	1,800	7,991
Administrative Offices:
4111 E. Joppa Road	1994	Owned		991,125	18,000

(1)	All leases have at least one five-year option, except for Catonsville, Dundalk, Ellicott City and Timonium locations.
(2)	Building is owned, but the land is leased.
(3)	The Bank also is leasing a kiosk and drive-in ATM facility at this location. The Kiosk lease expires in August of 2011.

The net book value of the Bank’s investment in premises and equipment totaled $7.8 million at September 30, 2010. See Note 5 of Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

On August 6, 2008 the Bank along with two other banks that were victims of the check kitting scheme were sued by another creditor of the failed check casher, Global Express Money Orders, Inc., in the Circuit Court for Baltimore City, Maryland (Case No. 24 C 08-004896). On April 3, 2010, a Notice of Dismissal was filed by the Plaintiff dismissing the action with prejudice resolving the matter.

On November 2, 2010, the Bank was sued in the United States District Court for the District of Maryland in the matter of Vicki Piontek v. Baltimore County Saving Bank, F.S.B. (Civil Action No. 10-cv-3101). The Plaintiff’s Complaint alleges violations of the Electronic Funds Transfer Act concerning notice requirements to be displayed upon one of the Bank’s ATM machines and seeks certification of the action as a class action. The Bank has answered the Complaint, denied any such violations and demanded that the Complaint be dismissed with prejudice and that it be awarded the costs of suit, and reasonable attorneys fees and intends to vigorously defend the matter.

Item 4.	Removed and Reserved

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol “BCSB” on the Nasdaq Global Market. At December 23, 2010 there were 3,192,119 shares of the common stock outstanding and approximately 1900 holders of record of the common stock. Following are the high and low bid prices, by fiscal quarter, as reported on the Nasdaq Global Market during the periods indicated, as well as dividends declared on the common stock during each quarter.

Fiscal 2010	High	Low	Dividends Per Share
First Quarter	$9.90	$8.05	$—
Second Quarter	9.97	8.29	—
Third Quarter	10.50	9.44	—
Fourth Quarter	10.25	9.50	—

Fiscal 2009	High	Low	Dividends Per Share
First Quarter	$10.38	$7.75	$—
Second Quarter	9.46	6.59	—
Third Quarter	8.75	7.78	—
Fourth Quarter	10.45	7.95	—

The stated high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The Company did not repurchase any of its common stock during the fiscal year ended September 30, 2010.

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

Item 6.	Selected Financial Data

Selected Consolidated Financial Condition Data

	At September 30,
	2010	2009	2008	2007	2006
	(In thousands)
Total assets	$620,555	$569,438	$567,082	$642,381	$785,857
Loans receivable, net	388,933	401,011	400,469	416,302	463,776
Investment securities:
Available for sale	18,390	—	994	3,970	143,068
Held to maturity	—	—	—	—	4,496
Mortgage-backed securities:
Available for sale	65,975	90,478	89,956	104,999	86,801
Held to maturity	—	—	—	—	28,675
FHLB stock	1,378	1,485	1,559	2,270	6,972
Deposits	534,366	487,989	484,791	558,457	604,845
FHLB advances	—	—	10,000	20,000	118,473
Junior Subordinated Debentures	17,011	17,011	17,011	23,197	23,197
Stockholders’ equity	61,390	59,133	49,755	34,592	33,421

Selected Consolidated Operations Data

	For the Years Ended September 30,
	2010	2009	2008	2007	2006
	(In thousands)
Interest income	$28,862	$29,939	$34,137	$39,112	$39,995
Interest expense	9,794	13,614	19,329	25,517	25,776

Net interest income	19,068	16,325	14,808	13,595	14,219
Provision for loan losses	3,100	1,350	360	117	194

Net interest income after provision for loan losses	15,968	14,975	14,448	13,478	14,025
Other income (loss)	2,406	1,875	2,047	(5,335)	1,501
Noninterest expenses	16,682	18,794	15,266	12,809	26,968

Income (loss) before income taxes	1,692	(1,944)	1,229	(4,666)	(11,442)
Income tax provision (benefit)	485	11	335	(1,745)	(4,049)

Net income (loss)	$1,207	$(1,955)	$894	$(2,921)	$(7,393)
Preferred stock dividends and discount accretion	(625)	(477)	—	—	—

Net income (loss) available to common shareholders	$582	$(2,432)	$894	$(2,921)	$(7,393)

Net income (loss) per share of common stock:
Basic	$0.20	$(0.84)	$0.30	$(0.95)	$(2.39)

Diluted	$0.19	$(0.84)	$0.30	$(0.95)	$(2.39)

Cash dividend declared per share	$—	$—	$—	$—	$0.95

All per share amounts have been adjusted to reflect the stock offering and conversion which occurred on April 10, 2008.

Key Operating Ratios:

	At or for the Year Ended September 30,
	2010	2009	2008	2007	2006
Performance Ratios:
Return on average assets (net income (loss) divided by average total assets)	0.20%	(0.34)%	0.15%	(0.41)%	(0.92)%
Return on average equity (net income (loss) divided by average equity)	1.99	(3.36)	(2.08)	(8.57)	(19.86)
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.30	2.97	2.60	2.04	1.96
Net interest margin (net interest income divided by average interest-earning assets).	3.39	3.05	2.61	2.04	1.89
Ratio of average interest-earning assets to average interest-bearing liabilities	105.14	103.32	100.35	99.83	98.30
Ratio of noninterest expense to average total assets	2.77	3.24	2.50	1.80	3.35
Efficiency ratio	77.68	103.27	90.56	155.07	173.69
Dividend payout ratio (dividend declared per share divided by net income per share)	n/a	n/a	n/a	n/a	n/a
Asset Quality Ratios:
Nonperforming assets to total assets at end of period	2.06	1.46	0.37	0.37	0.32
Nonperforming loans to gross loans at end of period	3.21	1.88	0.21	0.53	0.51
Allowance for loan losses to gross loans at end of period	1.67	0.96	0.65	0.62	0.56
Allowance for loan losses to nonperforming loans at end of period	51.89	51.06	320.00	115.72	109.30
Provision for loan losses to gross loans	0.78	0.33	0.08	0.03	0.04
Net charge-offs to average loans outstanding	0.10	0.02	0.08	(0.03)	(0.06)
Capital Ratios:
Equity to total assets at end of period	9.89	10.38	8.77	5.38	4.25
Average equity to average assets	10.04	10.02	7.05	4.80	4.63

n/a = not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a Maryland corporation which was organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008, discussed further below. The Bank operates as a federally chartered stock savings association. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the FDIC. The Bank’s noninterest-earning demand deposit accounts have unlimited FDIC insurance.

BCSB Bankcorp, Inc., a federal corporation, was the former mid-tier stock holding company for the Bank. BCSB Bankcorp was organized in conjunction with the Bank’s reorganization from the mutual savings association to the mutual holding company structure in 1998. Baltimore County Savings Bank, M.H.C., a federal mutual holding company, was the mutual holding company parent of BCSB Bankcorp, Inc. and originally owned 63.3% of BCSB Bankcorp, Inc.’s outstanding stock. As a result of treasury stock purchases, this stake increased to approximately 64.5% of BCSB Bankcorp’s outstanding stock at the time of the second-step conversion. On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist. A newly organized Maryland corporation BCSB Bancorp, Inc., became the holding company for the Bank. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10.00 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.6 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for 0.5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10.00 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 1,144,407 outstanding shares of the Company for a total of 3,120,945 outstanding shares as of the closing of the second-step conversion on April 10, 2008. Information herein for dates and periods prior to April 10, 2008 reflect such information for BCSB Bankcorp, Inc.

The Company’s net income is dependent primarily on its net interest income, which is the difference between interest income earned on its interest-earning assets and interest paid on interest-bearing liabilities. Net interest income is determined by (i) the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”); and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. To a lesser extent, the Company’s net income also is affected by the level of other income, which primarily consists of fees and charges, and levels of noninterest expenses such as salaries and related expenses.

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

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the revised guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

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

The Company accounts for goodwill and other intangible assets under the Financial Accounting Standard Board’s (“FASB”) guidance regarding goodwill and other intangible assets. This guidance prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase, if necessary, measures the impairment. We consider the Company to be a single reporting unit. Accordingly, all of the goodwill is associated with the entire Company. The Company performs the required impairment analysis of goodwill annually or on an interim basis if circumstances dictate. Any reduction of the enterprise fair value below the recorded amount of equity could require us to write down the value of goodwill or purchased intangibles and record an expense for an impairment loss. During fiscal 2009, we determined that based on valuations of our Company, the entire $2.3 million of goodwill recorded in conjunction with a 2002 acquisition was completely impaired. The Company has no goodwill remaining at September 30, 2010.

Terminated Agreement for the Sale of Branches

American Bank and Baltimore County Savings Bank have mutually agreed to terminate the agreement entered into on January 12, 2010. Baltimore County Savings Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with American Bank (“American”) under which the Bank would sell four branch offices, located at 6335 Baltimore National Pike, Catonsville, Maryland, 9416 Baltimore National Pike, Ellicott City, Maryland, 4228 Harford Road, Baltimore, Maryland, and 9231 Lakeside Boulevard, Owings Mills, Maryland (collectively, the “Branches”), to American. The agreement was terminated on November 17, 2010.

Troubled Asset Relief Program Capital Purchase Program

On December 23, 2008, the Company sold $10.8 million in preferred shares to the U.S. Department of Treasury as a participant in the federal government’s Troubled Asset Relief Program (“TARP”) Capital Purchase

Program. The TARP Capital Purchase Program is a voluntary program for healthy U.S. financial institutions designed to encourage these institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the weakened U.S. economy. In connection with the investment, the Company entered into a Letter Agreement and related Securities Purchase Agreement with the U.S. Treasury pursuant to which the Company issued (1) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 183,465 shares of the Company’s common stock for an aggregate purchase price of $10.8 million in cash. The warrant term is 10 years and it is immediately exercisable, in whole or in part, at an exercise price of $8.83 per share. The Company and the Bank met all regulatory requirements to be considered well-capitalized under the federal prompt corrective action regulations as of September 30, 2010. For more information on the Series A Preferred Stock and Warrant issued to the U.S. Treasury in connection with the TARP Capital. See Note 15 of Notes to Consolidated Financial Statements.

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

Market Risk

Management measures the Bank’s interest rate risk by computing estimated changes in the net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is the difference between incoming and outgoing discounted cash flows from assets and liabilities, with adjustments made for off-balance sheet items. These computations estimate the effect on the Bank’s NPV of sudden and sustained increases and decreases in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank’s estimated NPV in the event of increases or decreases in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels at September 30, 2010. All changes meet the Bank’s policy requirements.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change (1)	% Change (2)	NPV Ratio (3)	Change (4)
	(Dollars in Thousands)
+300 bp	$76,546	$(13,840)	(15)%	12.26%	-159bp
+200 bp	82,136	(8,250)	(9)	12.95	-90bp
+100 bp	86,936	(3,450)	(4)	13.50	-35bp
+50 bp	88,818	(1,568)	(2)	13.70	-15bp
0 bp	90,386			13.85
-50 bp	91,885	1,499	2	13.99	14bp
-100 bp	93,319	2,933	3	14.14	29bp

(1)	Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2)	Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

***	Risk Measures: 200 bp rate shock***

	At September 30,
	2010	2009
Pre-Stock NPV Ratio: NPV as % of Portfolio Value of Assets	13.85%	14.08%
Exposure Measure: Post Shock NPV Ratio	12.95	13.26
Sensitivity Measure: Change in NPV Ratio	90bp	82bp

The above table indicates that at September 30, 2010, in the event of sudden and sustained increases in prevailing market interest rates, the Bank’s NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank’s NPV would be expected to increase. The Bank’s Board of Directors reviews the Bank’s NPV position quarterly, and, if estimated changes in NPV are not within the targets established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved targets. At September 30, 2010, the Bank’s estimated changes in NPV were within the targets established by the Board of Directors. NPV is calculated by the Office of Thrift Supervision by using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions.

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and cost are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years ended September 30, 2010, September 30, 2009 and September 30, 2008. Total average assets are computed using month-end balances. No tax-equivalent adjustments have been made as the Company did not invest in any tax exempt assets during the periods presented. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.

	Year Ended September 30,
	2010			2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$399,771	$24,363	6.09%	$397,984	$24,565	6.17%	$410,484	$26,646	6.49%
Mortgage-backed securities	83,288	4,264	5.12	92,157	5,148	5.59	99,603	5,506	5.53
Investment securities and FHLB stock	2,102	33	1.62	2,052	37	1.80	3,887	218	5.61
Other interest-earning assets	77,480	202	.26	43,076	189	.44	53,670	1,767	3.29

Total interest earning assets	562,641	28,862	5.13	535,269	29,939	5.59	567,644	34,137	6.01
Bank-owned life insurance	15,280			14,658			14,045
Noninterest-earning assets	24,675			30,568			28,028

Total assets	$602,596			$580,495			$609,717

Interest-bearing liabilities:
Deposits	$516,729	$9,173	1.78%	$492,830	$12,438	2.52%	$526,085	$16,980	3.23%
FHLB advances short-term	—	—	—	6,319	284	4.49	10,000	481	4.81
FHLB advances long-term	—	—	—	—	—	—	6,346	287	4.52
Junior subordinated debentures	17,011	621	3.64	17,011	892	5.24	21,634	1,581	7.31
Other liabilities	1,385	—	—	1,918	—	—	1,613	—	—

Total interest-bearing liabilities	535,125	9,794	1.83	518,078	13,614	2.63	565,678	19,329	3.41

Noninterest-bearing liabilities	6,950			4,273			1,021

Total liabilities	542,075			522,351			566,699
Stockholders’ equity	60,521			58,144			43,018

Total liabilities and stockholders’ equity	$602,596			$580,495			$609,717

Net interest income		$19,068			$16,325			$14,808

Interest rate spread			3.30%			2.96%			2.60%

Net interest margin (2)			3.39%			3.05%			2.61%

Ratio of average interest-earning assets to average interest-bearing liabilities			105.14%			103.32%			100.35%

(1)	Includes nonaccrual loans.
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	Year Ended September 30,
	2010 v. 2009				2009 v. 2008
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income:
Loans receivable	$110	$(311)	$(1)	$(202)	$(825)	$(1,296)	$40	$(2,081)
Mortgage-backed securities	(496)	(430)	42	(884)	(414)	60	(4)	(358)
Investment securities and FHLB stock	1	(5)	—	(4)	(103)	(148)	70	(181)
Other interest-earning assets	152	(77)	(62)	13	(350)	(1,530)	302	(1,578)

Total interest-earning assets	(233)	(823)	(21)	(1,077)	(1,692)	(2,914)	408	(4,198)
Interest expense:
Deposits	603	(3,689)	(179)	(3,265)	(1,073)	(3,703)	234	(4,542)
FHLB advances short-term	(284)	—	—	(284)	(114)	(109)	26	(197)
FHLB advances long-term	—	—	—	—	(287)	—	—	(287)
Subordinate debentures	—	(271)	—	(271)	(337)	(447)	95	(689)
Other liabilities	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	319	(3,960)	(179)	(3,820)	(1,811)	(4,259)	355	(5,715)

Change in net interest income	$(552)	$3,137	$158	$2,743	$119	$1,345	$53	$1,517

Comparison of Financial Condition at September 30, 2010 and 2009

During the twelve months ended September 30, 2010, our assets increased by $51.1 million, or 9.0% from $569.4 million at September 30, 2009 to $620.6 million at September 30, 2010. Our cash and cash equivalents increased $68.6 million, or 170.5% from $40.3 million at September 30, 2009 to $108.9 million at September 30, 2010. The Company has accumulated higher than normal levels of liquidity in anticipation of the pending sale of four branches, which, as previously described, was terminated subsequent to the end of fiscal year September 30, 2010. Our investment portfolio available for sale increased $18.4 million, from $0 at September 30, 2009 to $18.4 at September 30, 2010 as the Company began to deploy a minimum level of accumulated excess liquidity. Net loans receivable decreased $13.0 million, or 3.2%, from $401.0 million at September 30, 2009 to $388.0 million at September 30, 2010. The primary cause of this reduction is the decline of $23.8 million in single-family residential mortgages, which generally are no longer originated to retain in the Bank’s portfolio. Our lending strategy has shifted such that commercial real estate lending, commercial business lending and home equity lending have become our key focus. We have also ceased our indirect auto lending and our commercial lease lending programs. Our mortgage-backed securities available for sale decreased by $24.5 million, or 27.1%, from $90.5 million at September 30, 2009 to $66.0 million at September 30, 2010. The decrease was due to normal principal paydowns and the sale of a CMO security which had resulted in cumulative OTTI charges of $600,000. Other mortgage backed securities were sold at gains to effectively offset the loss from disposing of the CMO.

Deposits increased by $46.4 million, or 9.5%, from $488.0 million at September 30, 2009 to $534.4 million at September 30, 2010. The change is represented by an increase in demand deposits of $40.5 million, or 20.7%, from $196.2 million at September 30, 2009 to $236.7 million at September 30, 2010. Time deposits also increased $5.8 million, or 2.0%, from $291.8 million at September 30, 2009 to $297.6 million at September 30, 2010. This shift within the deposit portfolio has allowed the Bank to become less dependent on longer-term fixed-rate certificates of deposit while also reducing overall cost of funds.

Stockholders’ equity increased by $2.3 million, or 3.8%, from $59.1 million at September 30, 2009 to $61.4 million at September 30, 2010. The increase was primarily due to $582,000 in net income available to common shareholders during the fiscal year ended September 30, 2010, combined with a decline in accumulated other comprehensive loss of $1.4 million. Accumulated other comprehensive loss decreased from $1.8 million at September 30, 2009 to $400,000 at September 30, 2010. The primary reason for the decline was the disposition of the previously described impaired CMO.

Asset Quality. At September 30, 2010, we had $12.8 million in nonperforming assets, consisting of $656,000 in single-family residential loans, $1.7 million in single-family rental property, $6.0 million in commercial loans, $3.9 million in construction loans, $240,000 in commercial leases, $267,000 in commercial loans secured and $23,000 in consumer loans. Included in the above-noted nonperforming loans are $4.0 million in troubled debt restructurings, of which $3.3 million are not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of principal and interest payments. At September 30, 2009, we had $8.3 million in nonperforming assets, consisting of $1.1 million in single-family residential loans, $6.3 million in commercial loans, $235,000 in commercial leases and $639,000 in foreclosed real estate, which was subsequently sold in October 2009 for more than its carrying amount. Our net charge-offs for the year ended September 30, 2010 were $393,000. Our allowance for loan losses was $6.6 million at September 30, 2010 compared to $3.9 million at September 30, 2009.

Comparison of Operating Results for the Years Ended September 30, 2010 and 2009

Net Income. Net income available to common shareholders increased by $3.0 million to $582,000 for the twelve months ended September 30, 2010 from a loss of $2.4 million for the twelve months ended September 30, 2009. The increase was primarily due to decreased goodwill impairment charges and increased net interest income, partially offset by increased loan loss provisions. Impairment on goodwill for the twelve months ended September 30, 2010 was $0 compared to an impairment charge of $2.3 million for the twelve months ended September 30, 2009 when all goodwill was written off due to declines in market values for financial institutions.

Net Interest Income. Net interest income increased by $2.7 million, or 16.8%, from $16.3 million for the twelve months ended September 30, 2009 to $19.1 million for the twelve months ended September 30, 2010. The increase in net interest income primarily was due to an improved net interest margin resulting from reduced cost of funds on the deposit portfolio during the period. The net interest margin increased 34 basis points from 3.05% for the twelve months ended September 30, 2009 to 3.39% for the twelve months ended September 30, 2010.

Interest Income. Interest income decreased by $1.1 million, or 3.6% from $29.9 million for the twelve months ended September 30, 2009 to $28.9 million for the twelve months ended September 30, 2010. Interest and fees on loans decreased by $202,000, or .8%, from $24.6 million for the twelve months ended September 30, 2009 to $24.4 million for the twelve months ended September 30, 2010. This was primarily due to a decrease in the average rate earned on loans which declined by 7 basis points from 6.17% for the twelve months ended September 30, 2009 to 6.09% for the twelve months ended September 30, 2010. This was partially offset by an increase in the average balance of loans receivable by $1.8 million from $398.0 million for the twelve months ended September 30, 2009 to $399.8 million for the twelve months ended September 30, 2010. Interest income on mortgage-backed securities decreased by $884,000 or 17.2%, from $5.1 million for the twelve months ended September 30, 2009 to $4.3 million for the twelve months ended September 30, 2010. This decrease was primarily due to a decrease in the average balance of mortgage-backed securities from $92.2 million for the twelve months ended September 30, 2009 to $83.3 million for the twelve months ended September 30, 2010 and a decrease in the average rate earned on mortgage-backed securities, which declined by 48 basis points from 5.59% for the twelve months ended September 30, 2009 to 5.12% for the twelve months ended September 30, 2010. Other interest income, which primarily consists of the investment in overnight federal funds increased by $13,000, or 6.9%, from $189,000 for the twelve months ended September 30, 2009 to $202,000 for the twelve months ended September 30, 2010. This increase was primarily due to an increase in the average balance of other interest-earning assets by $34.4 million, from $43.1 million for the twelve months ended September 30, 2009 to $77.5 million for the twelve months ended September 30, 2010. This was partially offset by a decrease in the average yield on other investments of 18 basis points, from 0.44% for the twelve months ended September 30, 2009 to .26% for the twelve months ended September 30, 2010.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $13.6 million for the twelve months ended September 30, 2009 to $9.8 million for the twelve months ended September 30, 2010, a decrease of $3.8 million or 28.1%. Interest on deposits decreased $3.3 million from $12.4 million for the twelve months ended September 30, 2009 to $9.2 million for the twelve months ended September 30, 2010. This decrease was due to the decrease in the average cost of deposits of 74 basis points from 2.52% for the twelve months ended September 30, 2009 to 1.78% for the twelve months ended September 30, 2010. This decrease was partially offset by an increase in the average balance of deposits of $23.9 million from $492.8 million for the twelve months ended September 30, 2009 to $516.7 million for the twelve months ended September 30, 2010. Interest expense on short term borrowings decreased by $284,000, as there were no such borrowings outstanding during the twelve months ended September 30, 2010. Other interest expense decreased by $271,000, or 30.4% from $892,000 for the twelve months ended September 30, 2009 to $621,000 for the twelve months ended September 30, 2010 due to a decrease in the average cost of funds on the Junior Subordinated Debentures of 160 basis points, from 5.24% for the twelve months ended September 30, 2009 to 3.64% for the twelve months ended September 30, 2010. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the twelve months ended September 30, 2010 we established additional provisions for losses on loans of $3.1 million, as compared to a provision of $1.4 million for the twelve months ended September 30, 2009. Nonperforming assets have increased substantially during the fiscal year ended September 30, 2010 as compared to the prior year, primarily due to the addition of one $3.5 million loan relationship. The loan is secured with commercial real estate which was utilized as an owner occupied manufacturing facility. Loan charge-offs for the twelve months ended September 30, 2010 were $559,000 as compared to $301,000 for the twelve months ended September 30, 2009, an increase of $258,000, or 85.7%. Loan recoveries were $166,000 for the twelve months ended September 30, 2010 compared to $206,000 for the twelve months ended September 30, 2009. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “– Asset Quality.”

Recent developments in local and national real estate markets have increased loss exposure to many lenders. In particular, institutions participating in sub-prime and construction lending products have experienced losses which, in some cases, have been material to operating results. The Company’s loan portfolio is considered to have very little exposure to sub-prime loans since the Company has never engaged in this type of lending. Additionally, the Company’s loan portfolio contains limited construction loans, representing only 6.0% of gross loans outstanding as of September 30, 2010.

Other Income. Other income increased $531,000, or 28.3%, from $1.9 million for the twelve months ended September 30, 2009 to $2.4 million for the twelve months ended September 30, 2010. The increase in other income for the twelve months ended September 30, 2010 was primarily attributable to an increase in miscellaneous income of $540,000, or 82.2% from $657,000 for the twelve months ended September 30, 2009 to $1.2 million for the twelve months ended September 30, 2010. The increase in miscellaneous income was primarily due to increased commissions from investment services. There was also a decline in other-than-temporary impairment charges of $300,000 on the Alt-A mortgage backed securities. These increases to other income were partially offset by a decrease in fees on transaction accounts of $216,000, or 22.9% from $944,000 for the twelve months ended September 30, 2009 to $728,000 for the twelve months ended September 30, 2010. Gains on repossessed assets also decreased by $187,000, or 92.64% from $202,000 during the twelve months ended September 30, 2009 to $15,000 for the twelve months ended September 30, 2010.

Noninterest Expenses. Total noninterest expenses decreased by $2.1 million, or 11.2%, from $18.8 million for the twelve months ended September 30, 2009 to $16.7 million for the twelve months ended September 30, 2010. This was primarily due to the decline of a $2.3 million for impairment of goodwill, recorded during the twelve months ended September 30, 2009 in connection with the acquisition in 2002 of WHG Bancshares Corporation. The impairment was a result of a third-party analysis of our goodwill performed during the fourth quarter of fiscal year 2009. The impairment charge was a non-cash event which had no affect on liquidity, tangible capital or regulatory capital. Professional fees also decreased by $381,000, or 42.2% from $904,000 for the twelve months ended September 30, 2009 to $523,000 for the twelve months ended September 30, 2010. The decrease in professional fees was primarily due to current year legal fees reimbursements from our commercial insurance provider for prior period litigation. Other expenses also decreased by $367,000, or 52.9% from $694,000 for the twelve months ended September 30, 2009 to $327,000 for the twelve months ended September 30, 2010. Other expenses decreased primarily due to declines in a variety of miscellaneous expense items. These decreases to noninterest expenses were partially offset by an increase in salaries and related expenses of $1.1 million, or 13.0% from $8.2 million for the twelve months ended September 30, 2009 to $9.3 million for the twelve months ended September 30, 2010, due to increased benefit costs and a supplemental executive retirement plan.

Income Taxes. Our income tax expense was $485,000 and $11,000 for the twelve months ended September 30, 2010 and 2009, respectively. The change in income taxes for the twelve months ended September 30, 2010 as compared to the same period in the prior year was primarily due to increased income. The effective tax rates for the years ended September 30, 2010 and 2009 were 28.7% and 0%. Our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes and the charge for goodwill impairment which is not deductible for tax purposes.

Liquidity and Capital Resources

At September 30, 2010, the Bank exceeded all regulatory minimum capital requirements. For information regarding the Bank’s tangible, core and risk-based capital levels and a comparison of regulatory requirements at September 30, 2010, see Note 14 of Notes to Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

The Company’s primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors. On December 23, 2008, the Company sold $10.8 million of its preferred stock and issued a warrant to purchase common stock to the U.S. Department of Treasury under the TARP Capital Purchase Program (See “–Troubled Asset Relief Program Capital Purchase Program” above).

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2010, and 2009, the Bank had $59.3 million and $80.3 million, respectively, of loan originations. During the year ended September 30, 2010, the Company purchased investment securities in the amounts of $18.4 million. No investment securities were purchased during the year ended September 30, 2009. During the years ended September 30, 2010, and 2009, the Company purchased mortgage-backed securities in the amounts of $14.0 million and $18.9 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the Federal Home Loan Bank of Atlanta. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2010, cash, interest-bearing deposits in other banks and federal funds sold totaled $11.4 million, $11.8 million and $85.7 million, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2010 totaled $156.2 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank’s exposure to credit loss from nonperformance by the other party. The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At September 30, 2010, the Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $853,000, $35.9 million and $3.6 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

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

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 4.18% at September 30, 2010. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest. The Company used a portion of the net proceeds that it retained its 2008 public stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.53% at September 30, 2010. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $621,000 during the year ended September 30, 2010 and $892,000 during the year ended September 30, 2009.

In addition, the Company’s Series A preferred stock qualifies as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014. Beginning February 16, 2014, the dividend rate will increase to 9% per annum. The Company remitted a total of $540,000 in quarterly dividend payments during the year ended September 30, 2010.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30,
	2010	2009
	(In thousands)
Commitments to originate new loans	$3,657	$5,866
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	35,936	33,859
Commercial letters of credit	853	1,038

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

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2010.

	Payments Due By Period
	Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years	Total
	(In thousands)
Time deposits	$156,182	$75,727	$65,648	$—	$297,557
Junior subordinated debenture	—	—	—	17,011	17,011
Lease obligations	1,255	2,033	1,436	4,719	9,443

Total contractual cash obligations	$157,437	$77,760	$67,084	$21,730	$324,011

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the guarantees made by the Company with respect to the trust preferred securities issued by each of the Business Trust and the Statutory Trust, which are discussed in the “Liquidity and Capital Resources” subsection of this Annual Report and in Note 8 to the Consolidated Financial Statements. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. Additionally, the Bank does have commitments to originate loans in the ordinary course of business, as disclosed herein.

Impact of New Accounting Standards

In April 2010, FASB issued ASU No. 2010-18, “Receivables” (Topic 310), Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for modifications of loans accounted for within pools for the first interim or annual period ending on or after July 15, 2010 and are to be applied prospectively although early application is permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2010 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of September 30, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

/s/ JOSEPH J. BOUFFARD	/s/ ANTHONY R. COLE
Joseph J. Bouffard	Anthony R. Cole
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information relating to executive officers of the Company is incorporated herein by reference to Item 1, “Business – Executive Officers” in this Annual Report on Form 10-K.

Corporate Governance

The information regarding the Company’s Audit Committee and audit committee financial expert is incorporated hereby by reference to the section captioned “Corporate Governance – Committees of the Board of Directors – Audit/Compliance Committee” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the cover page of this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2010.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
	76,233	$17.32	191,740
Equity compensation plans not approved by security holders

Total	76,233	$17.32	191,740

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

With respect to the information regarding director independence, the section captioned “Corporate Governance– Director Independence” in the proxy statement incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters – Audit Fees” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2010 and 2009

Consolidated Statements of Operations for the Years Ended September 30, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended September 30, 2010 and 2009

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (3)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (4)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (4)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (4)

10.1	Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard +(1)

10.2	Amendment to Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (5)

10.3	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.4	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and David M. Meadows+ (1)

10.5	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (1)

10.6	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (5)

10.7	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and Daniel R. Wernecke + (1)

10.8	Form of Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and each of David M. Meadows, Bonnie M. Klein and Daniel R. Wernecke + (5)

10.9	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.10	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and David M. Meadows + (1)

10.11	Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan + (1)

10.12	BCSB Bancorp, Inc. Management Recognition Plan and Trust + (1)

10.13	BCSB Bancorp, Inc. 1999 Stock Option Plan + (1)

10.14	BCSB Bancorp, Inc. 2009 Equity Incentive Plan + (6)

10.15	Baltimore County Savings Bank, F.S.B. Supplemental Director Retirement Agreement + (1)

10.16	Baltimore County Savings Bank, F.S.B. Survivor Income Plan + (1)

10.17	Baltimore County Savings Bank F.S.B. Supplemental Executive Retirement Plan

10.18	Letter Agreement and related Securities Purchase Agreement – Standard Terms, dated December 23, 2008, between BCSB Bancorp, Inc. and United States Department of the Treasury (3).

10.19	Form of Waiver executed by each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (3)

10.20	Form of Letter Agreement between BCSB Bancorp, Inc. and each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (3)

10.21	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

10.22	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (4)

10.23	Standstill Agreement between BCSB Bancorp, Inc., Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley, dated March 20, 2009 (2)

10.24	Purchase and Assumption Agreement dated January 12, 2010, by and between American Bank and Baltimore County Savings Bank, F.S.B. (7)

10.25	Mutual Termination Agreement, dated November 17, 2010 by and between Baltimore County Savings Bank, F.S.B. and American Bank (8)

14	Code of Ethics (5)

21	Subsidiaries of the Registrant

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99.1	31 C.F.R. § 30.15 Certification of Chief Executive Officer

99.2	31 C.F.R. § 30.15 Certification of Chief Financial Officer

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (Commission No. 0-53163).
(6)	Incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of shareholders filed with the SEC on April 10, 2009 (File No. 0-53163).
(7)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed January 15, 2010 (File No. 0-53163).
(8)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 22, 2010 (File No. 0-53163).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BCSB Bancorp, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of BCSB Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

December 23, 2010

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2010	2009
	(dollars in thousands except per share data)
Assets
Cash	$11,371	$5,535
Interest bearing deposits in other banks	11,829	3,786
Federal funds sold	85,699	30,931

Cash and cash equivalents	108,899	40,252
Interest bearing time deposits	100	100
Investment securities, available for sale	18,390	—
Loans available for sale	934	—
Loans receivable, net of allowances of ($6,634) and ($3,927)	387,999	401,011
Mortgage backed securities, available for sale	65,975	90,478
Foreclosed real estate	—	639
Premises and equipment, net	7,826	9,024
Federal Home Loan Bank of Atlanta stock, at cost	1,378	1,485
Bank owned life insurance	15,655	15,001
Accrued interest and other assets	13,399	11,448

Total assets	$620,555	$569,438

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$27,276	$25,529
Interest-bearing	507,090	462,460

Total deposits	534,366	487,989
Junior subordinated debentures	17,011	17,011
Accounts payable trade date securities	2,000	—
Other liabilities	5,788	5,305

Total liabilities	559,165	510,305

Commitments and contingencies (Notes 3, 5, 7, 8, 9, 10, 11, 12 and 13)
Stockholders’ Equity
Preferred stock (par value $.01 – 5,000,000 authorized, 10,800 shares issued and outstanding at September 30, 2010 and 2009, respectively)	10,469	10,383
Common stock (par value $.01 – 50,000,000 authorized, 3,120,945 shares issued and outstanding at September 30, 2010 and September 30, 2009, respectively)	31	31
Stock warrants	481	481
Additional paid-in capital	39,084	38,984
Obligation under rabbi trust	1,002	1,035
Retained earnings	12,698	12,117
Accumulated other comprehensive loss	(405)	(1,812)
Employee stock ownership plan	(1,017)	(1,100)
Stock held by rabbi trust	(953)	(986)

Total stockholders’ equity	61,390	59,133

Total liabilities and stockholders’ equity	$620,555	$569,438

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended September 30,
	2010	2009
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$24,363	$24,565
Interest on mortgage backed securities	4,264	5,148
Interest and dividends on investment securities	33	37
Other interest income	202	189

Total interest income	28,862	29,939

Interest Expense
Interest on deposits	9,173	12,438
Interest on borrowings – short term	—	284
Other interest expense	621	892

Total interest expense	9,794	13,614

Net interest income	19,068	16,325
Provision for losses on loans	3,100	1,350

Net interest income after provision for losses on loans	15,968	14,975

Other Income
Total other-than-temporary impairment charges	(1,641)	(1,892)
Less: Portion included in other comprehensive income (pre-tax)	1,441	1,392

Net other-than-temporary impairment charges on securities available for sale	(200)	(500)
Gain on repossessed assets	15	202
Mortgage banking operations	65	58
Fees on transaction accounts	728	944
Income from bank owned life insurance	601	514
Miscellaneous income	1,197	657

Total other income	2,406	1,875

Non-Interest Expenses
Salaries and related expense	9,267	8,196
Occupancy expense	2,490	2,383
Data processing expense	1,641	1,594
Federal deposit insurance premiums	932	1,000
Property and equipment expense	811	919
Professional fees	523	904
Advertising	388	446
Telephone, postage and office supplies	303	364
Goodwill impairment	—	2,294
Other expenses	327	694

Total non-interest expenses	16,682	18,794

Income (Loss) before tax expense	1,692	(1,944)
Income tax expense	485	11

Net income (loss)	1,207	(1,955)
Preferred stock dividends and discount accretion	(625)	(477)

Net income (loss) available to common shareholders	$582	$(2,432)

Per Share Data:
Basic earnings (loss) per common share	$0.20	$(0.84)

Diluted earnings (loss) per common share	$0.19	$(0.84)

Dividends per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

	Preferred Stock	Common Stock	Stock Warrants	Additional Paid-In Capital	Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Employee Stock Ownership Plan	Stock Held By Rabbi Trust	Total Stockholders’ Equity
	(dollars in thousands except per share data)
Balance – September 30, 2008	$—	$31	$—	$38,839	$1,100	$14,484	$(2,467)	$(1,181)	$(1,051)	$49,755
Preferred stock and warrants issued	10,319	—	481	—	—	—	—	—	—	10,800
Preferred stock discount accretion	64	—			—	(64)	—	—	—	—
Compensation under stock based benefit plans	—	—	—	145	—	—	—	81	—	226
Dividends on preferred stock						(348)				(348)
Distribution of stock for rabbi trust	—	—	—		(65)	—	—	—	65	—
Comprehensive loss
Net loss for the year ended September 30, 2009	—	—	—		—	(1,955)	—	—	—	—
Net change in unrealized (loss) on investment securities and mortgage backed securities, net of tax of $1,221	—	—	—		—	—	655	—	—	—
Comprehensive loss	—	—	—		—	—	—	—	—	(1,300)

Balance – September 30, 2009	10,383	31	481	38,984	1,035	12,117	(1,812)	(1,100)	(986)	59,133
Preferred stock discount accretion	86	—			—	(86)	—	—	—	—
Compensation under stock based benefit plans	—	—	—	100	—	—	—	83	—	183
Dividends on preferred stock						(540)				(540)
Acquisition of stock for rabbi trust					20				(20)	—
Distribution of stock for rabbi trust	—	—	—		(53)	—	—	—	53	—
Comprehensive income
Net incomes for the year ended September 30, 2010	—	—	—		—	1,207	—	—	—	—
Net change in unrealized (loss) on investment securities and mortgage-backed securities, net of tax of $1,221	—	—	—		—	—	1,407	—	—	—
Comprehensive income	—	—	—		—	—	—	—	—	2,614

Balance – September 30, 2010	$10,469	$31	$481	$39,084	$1,002	$12,698	$(405)	$(1,017)	$(953)	$61,390

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2010	2009
	(dollars in thousands)
Operating Activities
Net income (loss)	$1,207	$(1,955)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net other-than-temporary impairment charges on securities available for sale	200	500
Impairment of goodwill	—	2,294
Amortization of deferred loan fees, net	(200)	204
Provision for losses on loans	3,100	1,350
Non-cash compensation under stock-based benefit plan	183	226
Amortization of premiums and discounts, net	(371)	133
Provision for depreciation	871	1,004
Gain on sale of repossessed assets	(15)	(202)
Income from bank owned life insurance	(601)	(514)
Increase in accrued interest and other assets	(2,892)	(524)
Gain on the sale of investments and mortgage backed securities	(3)	—
Gain on sale of loans	(61)	(32)
Loans originated for sale	(6,654)	(2,800)
Proceeds from loans sold	5,781	2,800
Increase (decrease) in other liabilities	449	(205)

Net cash provided by operating activities	994	2,279

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(53)	(97)
Purchase of investment securities – available for sale	(18,386)	—
Proceeds from maturities of investment securities – available for sale	—	1,000
Net decrease (increase) in loans	10,141	(2,872)
Proceeds from sale of foreclosed real estate	639	1,472
Purchase of mortgage-backed securities – available for sale	(14,000)	(18,911)
Proceeds from sale of mortgage-backed securities – available for sale	20,405	—
Principal collected on mortgage-backed securities	20,557	18,907
Proceeds from sales of repossessed assets	47	49
Investment in premises and equipment	(238)	(266)
Proceeds from sale of fixed assets	564	—
Redemption of Federal Home Loan Bank of Atlanta stock	106	74
Increase in accounts payable trade date securities	2,000	—

Net cash provided (used) by investing activities	21,782	(644)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For Years Ended September 30,
	2010	2009
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$46,377	$3,198
Net increase (decrease) in advances by borrowers for taxes and insurance	34	(16)
Proceeds from preferred stock offering (TARP)	—	10,800
Repayment of Federal Home Loan Bank of Atlanta advances	—	(10,000)
Dividends paid on preferred stock	(540)	(348)

Net cash provided by financing activities	45,871	3,634

Increase in cash and cash equivalents	68,647	5,269
Cash and cash equivalents at beginning of period	40,252	34,983

Cash and cash equivalents at end of period	$108,899	$40,252

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$9,740	$13,660

Income taxes	$869	$24

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to real estate owned	$—	$639

Transfer from real estate owned to loans	$—	$—

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

Reorganization – On April 10, 2008, a second-step conversion was completed after which Baltimore County Savings Bank, M.H.C. and BCSB Bankcorp, Inc. ceased to exist and were replaced by BCSB Bancorp, Inc., which was organized as the new stock-form holding company for the Bank and successor to BCSB Bankcorp, Inc. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the former BCSB Bankcorp, Inc.’s assets, liabilities and equity. A total of 1,976,538 new shares of the Company were sold at $10.00 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $17.1 million, net of offering costs of approximately $2.6 million. The Company contributed $8.5 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $1.2 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 122,197 shares of the Company’s common stock at $10.00 per share. As part of the conversion, outstanding public shares of BCSB Bankcorp, Inc. were exchanged for 0.5264 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10.00 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 1,144,407 outstanding shares of the Company for a total of 3,121,076 outstanding shares as of the closing of the second-step conversion on April 10, 2008.

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

Investments and Mortgage-Backed Securities – We designate securities into one of the three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 – Summary of Significant Accounting Policies – continued

unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 – Summary of Significant Accounting Policies – continued

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

In accordance with the provisions of FASB’s accounting standards codification, (“FASB ASC”) Topic 310 “Receivables”, the Bank determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Bank expects to collect all amounts due, including past-due interest. The Bank generally considers a period of delay in payment to include delinquency up to and including 90 days. The accounting codification requires that impaired loans be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

ASC Topic 310 is generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage real estate development, and certain restructured residential loans.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 – Summary of Significant Accounting Policies – continued

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

Foreclosed Real Estate – Real estate acquired through foreclosure is recorded at the lower of cost or fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as described above in Allowance for Loan Losses. In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal cost. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached.

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

	2010	2009
Balance October 1,	$296	$379
Capitalized	—	—
Amortization	(84)	(83)

Balance September 30,	$212	$296

Premises and Equipment – Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the useful lives of the respective assets.

Income Taxes – Deferred income taxes are recognized for temporary differences between the financial reporting basis and income tax basis of assets and liabilities based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are recognized only to the extent that is more likely than not that such amounts will be realized based on consideration of available evidence. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 – Summary of Significant Accounting Policies – continued

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

Earnings Per Share – Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the years ended September 30, 2010 and 2009 are as follows:

	2010
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Basic EPS
Income to shareholders	$1,207	2,920
Less preferred dividend	(625)

Income available to common shareholders	582	2,920	$0.20

Diluted EPS
Effect of dilutive shares	—	111	(0.01)

Income available to common shareholders	$582	3,031	$0.19

	2009
Basic EPS
Loss to shareholders	$(1,955)	2,906
Less preferred dividend	(477)

Loss available to common shareholders	(2,432)	2,906	$(0.84)

Diluted EPS
Effect of dilutive shares	—	—	—

Loss available to common shareholders	$(2,432)	2,906	$(0.84)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 – Summary of Significant Accounting Policies – continued

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

Rabbi Trust – The Company established a rabbi trust to fund certain benefit plans. The Company accounts for these plans in accordance with FASB’s accounting standards codification guidance. Until the plan benefits are paid, creditors may make claims against the assets if the Company becomes insolvent.

Advertising – All advertising costs are expensed as incurred.

Stock-Based Employee Compensation – The Company applies guidance issued by FASB regarding stock-based compensation. This guidance requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. The Company adopted the guidance on October 1, 2005 using the “modified prospective application”. Under the “modified prospective application”, compensation costs are recognized in the financial statements for all new share-based payments granted after the adoption date.

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

Guarantees – The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $853,000 of standby letters of credit as of September 30, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required unde the corresponding guarantees. The current amount of the liability as of September 30, 2010 for guarantees under standby letters of credit issued is not material.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 – Summary of Significant Accounting Policies – continued

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

Goodwill – The Company accounts for goodwill in accordance with FASB guidance, Topic 35 “Intangibles Goodwill and Other.” This guidance requires that goodwill no longer be amortized, but rather that it be tested for impairment on an annual basis at the reporting unit level, which is either at the same level or one level below an operating segment. Other acquired intangible assets with finite lives, such as purchased customer accounts, are required to be amortized over their estimated lives. The Company engaged an independent third party to assess the value of goodwill. During the fiscal year 2009 it was determined that goodwill had been impaired. Accordingly, all $2,294,000 of goodwill recorded in connection with the acquisition in 2002 of WHG Bancshares Corporation was written off during the fiscal year ended September 30, 2009. The impairment charge was a non-cash adjustment which had no affect on liquidity, tangible capital or regulatory capital.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 – Summary of Significant Accounting Policies – continued

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

(dollars in thousands)	As of September 30, 2010	As of September 30, 2009
Core Deposit Intangible	$630	$630
Accumulated Amortization	(555)	(529)

Net Balance	$75	$101

Aggregate Amortization Expense
For the year ended September 30, 2010	$26
For the year ended September 30, 2009	36

Estimated Amortization Expense
For the year ending September 30, 2011	24
For the year ending September 30, 2012	14
For the year ending September 30, 2013	13
For the year ending September 30, 2014	12
For the year ending September 30, 2015	12

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 1 – Summary of Significant Accounting Policies – continued

Recent Accounting Pronouncements

In April 2010, FASB issued ASU No. 2010-18, “Receivables” (Topic 310), Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. Modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. ASU No. 2010-18 is effective for modifications of loans accounted for within pools for the first interim or annual period ending on or after July 15, 2010 and are to be applied prospectively although early application is permitted. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of September 30, 2010 and 2009.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:

September 30, 2010
US Government and Agency obligations	$17,006	7	—	$17,013
Corporate Bonds	1,380	—	(3)	1,377

	$18,386	$7	$(3)	$18,390

September 30, 2009
US Government and Agency obligations	$—	$—	$—	$—

There were no sales of available for sale securities during the year ended September 30, 2009 or September 30, 2010.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 – Loans Receivable

Loans receivable at September 30, 2010 and 2009 consist of the following:

	September 30,
(in thousands)	2010	2009
Single-family residential mortgages	$117,186	$140,991
Single-family rental property loans	70,662	51,698
Commercial real estate loans	136,573	136,106
Construction loans	23,800	28,869
Commercial loans secured	880	296
Commercial loans unsecured	78	322
Commercial lease loans	1,225	2,855
Commercial lines of credit	7,986	8,832
Automobile loans	2,544	7,322
Home equity lines of credit	33,840	29,167
Other consumer loans	2,015	2,443

	396,789	408,901
Add – purchase accounting premiums, net	—	62
Less – undisbursed portion of loans in process	(2,042)	(3,664)
– unearned interest	(17)	(127)
– deferred loan origination fees and costs	(97)	(234)
– allowance for loans losses	(6,634)	(3,927)

	$387,999	$401,011

The following is a summary of the allowance for loan losses:

	Years Ended September 30,
(in thousands)	2010	2009
Balance – beginning of year	$3,927	$2,672
Provision for losses on loans	3,100	1,350
Charge-offs	(559)	(301)
Recoveries	166	206

Balance – end of year	$6,634	$3,927

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 – Loans Receivable – continued

Automobile loans are secured by vehicles and home equity loans are secured by subordinated liens on real estate properties. Repayments of automobile loans and home equity loans are expected primarily from the cash flows of the borrowers.

Non-accrual loans totaled approximately $12.8 million, and $7.7 million, at September 30, 2010 and 2009, respectively. As of September 30, 2010, $2.5 million of loan loss allowances were allocated to all loans classified as impaired. At September 20, 2009, $531,000 of loan loss allowances were allocated to all loans classified as impaired. Assets classified as troubled debt restructurings are included in non-accrual loans. The total of troubled debt restructurings are $4.0 million of which $3.3 are not delinquent based on their revised terms. Reporting guidance requires disclosure of these loans as non-performing even though they are current in terms of principal and/or interest payments.

Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended September 30, are summarized below:

	Years Ended September 30,
(in thousands)	2010	2009
Interest income that would have been recognized	$830	$539
Interest income recognized	276	408

Interest income not recognized	$554	$131

The following is a summary of impaired loans as of September 30, 2010 and 2009:

	Years Ended September 30,
(in thousands)	2010	2009
Impaired loans with a valuation allowance	$9,427	$3,010
Impaired loans with no valuation allowance	3,358	3,259

Total impaired loans	$12,785	$6,269

Allowance for loans related to impaired loans	$2,537	$292
Allowance for loans related to other than impaired loans	4,097	3,635

Total allowance	$6,634	$3,927

Interest income on impaired loans on a cash basis	$553	$402

Average recorded investment in impaired loans	$10,346	$5,977

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

	Years Ended September 30,
(in thousands)	2010	2009
Beginning balance	$602	$352
New loans	—	350
Loan repayments	(312)	(100)
Change in related party classification	—	—

Ending balance	$290	$602

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 – Loans Receivable – continued

The Bank services loans for others. The amount of such loans serviced at September 30, 2010 and 2009 was $30.4 million and $42.9 million, respectively. At September 30, 2010 and 2009, the Bank had no loans sold with recourse.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $331,000 and $322,000 at September 30, 2010 and 2009, respectively.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 – Loans Receivable – continued

Financial Instruments Whose Contract Amounts Represents Credit Risk	Contract Amount at September 30,
(in thousands)	2010	2009
Standby letters of credit	$853	$1,038
Commercial lines of credit	9,696	9,861
Home equity lines of credit	25,539	23,998
Loan commitments, fixed rates	3,657	5,281
Loan commitments, variable rates	—	585
Overdraft protection lines of credit	701	676

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

Rates on mortgage loan commitments for fixed rate loans ranged from 3.96% to 5.66% and 4.5% to 4.87% at September 30, 2010 and 2009, respectively. There were no single family residential mortgage loan commitments for variable rate loans at September 30, 2010 and 2009. There were no fixed rate home equity commitments. Rates on home equity loan commitments, for variable rate loans, range from prime minus 1/2 % to prime, with some having a floor of 4.0%.

Rates on commercial loan commitments for fixed rate loans ranged from 6.90% to 7.75% at September 30, 2010. Rates on commercial loan commitments for fixed rate loans ranged from 5.00% to 7.50% at September 30, 2009. Rates on commercial loan commitments for variable rate loans ranged from 1.0% over prime to 1.5% over prime at September 30, 2010 and 2009.

No amount was recognized in the statement of financial condition at September 30, 2010 and 2009, as liability for credit loss nor was any liability recognized for fees received for standby letters of credit.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 – Mortgage Backed Securities

The amortized cost and estimated fair values of mortgage backed securities are as follows as of September 30, 2010 and 2009:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:

September 30, 2010
GNMA certificates	$17,998	$65	$—	$18,063
Private label collateralized mortgage obligations	17,039	105	(2,813)	14,331
FNMA certificates	21,477	1,167	—	22,644
FHLMC participating certificates	10,233	704	—	10,937

	$66,747	$2,041	$(2,813)	$65,975

September 30, 2009
GNMA certificates	$3,716	$250	$—	$3,966
Private label collateralized mortgage obligations	21,866	—	(6,095)	15,771
FNMA certificates	49,450	2,026	(44)	51,432
FHLMC participating certificates	18,438	871	—	19,309

	$93,470	$3,147	$(6,139)	$90,478

Proceeds from sales of available for sale mortgage backed securities during the year ended September 30, 2010 were $20.4 million. Net gains amounted to $3,000 for the year ended September 30, 2010. This consisted of gross gains of $921,000 and gross losses of $918,000. There were no sales of available for sale mortgage backed securities during the year ended September 30, 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 – Mortgage Backed Securities – continued

Below is a schedule of mortgage backed securities with unrealized losses as of September 30, 2010 and September 30, 2009 and the length of time the securities have been in a continuous unrealized loss position. Most of these losses relate to the Company’s $17.0 million in collateralized mortgage obligation securities portfolio. The Company does not intend to sell and it is not more likely than not that we will be required to sell the investments before maturity or recovery of their amortized cost. If in the future it is determined that declines in market values with respect to these or any other securities are other than temporary, the Company would be required to recognize losses in its Consolidated Statement of Operations.

	September 30, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	—	—	11,165	(2,813)	11,165	(2,813)

Total temporarily impaired securities	$—	$—	$11,165	$(2,813)	$11,165	$(2,813)

At September 30, 2010 the Company has three securities in an unrealized loss position.

	September 30, 2009
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$6,795	$(44)	$—	$—	$6,795	$(44)
Collateralized mortgage obligations	—	—	15,271	(6,095)	15,271	(6,095)

Total temporarily impaired securities	$6,795	$(44)	$15,271	$(6,095)	$22,066	$(6,139)

During the year ended September 30, 2010, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities and resulted in a pre-tax charge to earnings of $100,000. During the year ended September 30, 2009, and 2010 we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities and resulted in a pre-tax charge to earnings of $500,000 and $100,000 respectively. This security was rated “AAA” by Standard & Poors at origination. In September 2010, the Company sold this CMO, for which $600,000 in cumulative credit-related OTTI charges had been previously recognized as a change to non-interest income. The sale resulted in a realized loss of approximately $916,000 (in addition to the $600,000 in previously recorded OTTI charges). This loss was effectively offset by gains on sales of other securities within the portfolio. Under guidance for recognition and presentation of other-than-temporary impairments, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The Company engages the service of independent third party valuation professionals to analyze the OTTI status of the non-agency mortgage-backed securities. The OTTI methodology is formulated within “FASB ASC”. The valuation is meant to be “Level Three” pursuant to FASB ASC – Topic 820 – Fair Value Measurements and Disclosures. As part of the valuation process and OTTI

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4 – Mortgage Backed Securities – continued

determination, assumptions related to prepayment, default and loss severity on the collateral supporting the non-agency mortgage-backed securities are input into an industry standard valuation model.

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

Default Rates

Estimates for the conditional default rate (CDR) vectors are based on the status of the loans at the valuation date – current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and a proprietary loss migration models (i.e., percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to month 36 to our month 37 CDR value and ultimately vector to zero over an extended period of time of at least 15 years.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5 – Premises and Equipment

Premises and equipment at September 30, 2010 and 2009 are summarized by major classification as follows:

	September 30,
(in thousands)	2010	2009	Life
Office Building	$8,599	$9,123	40 Years
Leasehold improvements	1,243	1,243	7-31 Years
Furniture, fixtures and equipment	8,965	8,782	5-10 Years

	18,807	19,148
Accumulated depreciation	(10,981)	(10,124)

	$7,826	$9,024

The Bank has entered into long-term leases for the land on which the main office and branches are located. Rental expense under long-term leases for property for the years ended September 30, 2010 and 2009 was $1.4 million and $1.4 million, respectively. At September 30, 2010, minimum rental commitments under noncancellable leases are as follows:

Years Ended September 30,	Amount
(in thousands)
2011	1,255
2012	1,092
2013	941
2014	754
2015	682
After 2015	4,719

$9,443

Note 6 – Deposits

Deposits are summarized as follows at September 30, 2010 and 2009:

	2010		2009
(dollars in thousands)	Amount	%	Amount	%
Type of Account
NOW	$59,151	11.07%	$34,348	7.04%
Non-interest bearing NOW	27,200	5.09	25,529	5.23
Money market	68,431	12.81	56,716	11.62
Savings	81,935	15.33	79,592	16.31
Certificates	297,557	55.68	291,753	59.79

	534,274	99.98	487,938	99.99
Accrued interest payable	92	.02	51	.01

	$534,366	100.00%	$487,989	100.00%

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6 – Deposits – continued

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $94.1 million and $85.6 million at September 30, 2010 and 2009, respectively.

At September 30, 2010, scheduled maturities of certificates of deposit are as follows:

(in thousands)
2011	$156,182
2012	37,107
2013	38,620
2014	25,605
2015	40,043

$297,557

Interest expense on deposits for the years ended September 30, 2010 and 2009 is as follows:

	2010	2009
(in thousands)
NOW	$573	$165
Money market	729	609
Passbook savings	277	387
Certificates	7,594	11,277

	$9,173	$12,438

Note 7 – Federal Home Loan Bank of Atlanta Advances

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta. This line is secured by a blanket floating lien on eligible 1-4 family residential loans. At September 30, 2010, the Bank had an available unused line of credit of $155.0 million. The line of credit requires no compensating balances.

The Bank has no outstanding Federal Home Loan Bank advances as of September 30, 2010 and 2009.

Note 8 – Junior Subordinated Debentures

In June, 2002, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate and resets quarterly. The rate was 4.18% and 4.16% September 30, 2010 and 2009 respectively. The debentures are the sole asset of BCSB Bancorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest. The Company used a portion of the net proceeds that it retained from the stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8 – Junior Subordinated Debentures – continued

In September, 2003, the Company issued $10,310,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust II (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate and resets quarterly. The rate was 3.53% and 3.51% at September 30, 2010 and 2009 respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest.

Note 9 – Pension Plan

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to a maximum of $16,500 for 2010. The Bank is obligated to contribute 50% of the first 3% of the employee’s contribution. All employees who have completed thirty days of service with the Bank and are eighteen years of age are eligible to participate. The Bank’s contribution to this plan amounted to $72,000 and $62,000 for the years ended September 30, 2010 and 2009, respectively.

Note 10 – Directors Retirement Plan

The Company’s retirement plan allows directors to defer directors’ fees into a phantom investment vehicle which allows them to get a return based upon the mutual fund market.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11 – Employee Stock Ownership Plan

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

The ESOP will be funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust, if any. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any on unallocated shares are recorded as a reduction of the debt service. The compensation costs for the years ended September 30, 2010, and 2009 was $76,000 and $68,000, respectively

The ESOP shares were as follows as of September 30:

	2010	2009
Shares released and allocated	111,844	103,697
Unearned shares	106,647	114,794

	218,491	218,491

Fair value of unearned shares	$1,013,051	982,637

Note 12 – Management Recognition Plan

On July 15, 1999, the Bank established a Management Recognition Plan (“MRP”) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 48,147 shares of stock, which will be held in a separate trust that manages the MRP. The Bank funded the MRP by purchasing the shares of common stock in the open market. The Bank initially awarded an aggregate of 24,004 shares of common stock. During the year ended September 30, 2002 the Bank awarded an additional 13,950 shares. During the year ended September 30, 2007 the Bank awarded an additional 5,527 shares. During the year ended September 30, 2008 the board awarded and additional 4,666 shares. During the year ended September 30, 2009 the board awarded and additional 525 shares. Shares awarded to the participants in the MRP vest at a rate of 20% to 25% per year on each anniversary of the effective date of the MRP award. As of September 30, 2010 there were 5,622 shares vested, and as of September 30, 2009 there were 3,798 vested shares. If a participant terminates employment for reasons other than death, disability, change in control or retirement, he or she forfeits all rights to unvested shares. Compensation expense in the amount of the fair market value of the common stock at the date of the grant is recognized on a pro-rata basis over the years during which the shares are earned. Compensation expense of $39,000 and $39,000 was recognized for the MRP for the years ended September 30, 2010 and 2009, respectively.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12 – Management Recognition Plan – continued

On May 20, 2009, the Bank established a Management Recognition Plan (“MRP”) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 76,697 shares of stock, which will be held in a separate trust that manages the MRP. As of September 30, 2010 the Bank has not awarded or funded any shares of this Plan.

Note 13 – Stock Option Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. Option expense was $67,000 and 72,000 for the years ended September 30, 2010 and 2009, respectively.

The following table summarizes the shares under the Company’s stock option plan at September 30, 2010:

Number of Shares	Price	Weighted Average Contractual Life
26,452	$21.61	1.7
10,528	28.41	6.0
5,264	17.95	7.0
22,193	11.61	7.2
11,796	8.25	9.0

The total exercisable shares of 48,920 have a weighted average contractual life of 4.0 years, and an aggregate intrinsic value of $0.

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock have been reserved for issuance under the 2009 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were no options granted during the year ended September 30, 2010.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13 – Stock Option Plan – continued

The following table summarizes the status of and changes in the Company’s stock option plan during the past two years.

	Shares	Weighted Average Exercise Price
Outstanding at October 1, 2008	86,151	$18.99
Options exercised	—	—
Options expired	(21,714)	20.75
Granted	11,796	8.25

Outstanding at September 30, 2009	76,233	$17.32
Options exercised	—	—
Options expired	—	—
Granted	—	—

Outstanding at September 30, 2010	76,233	17.32

Exercisable at September 30, 2010	48,920	$19.25

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the options granted in the year ended September 30, 2009.

2009
Dividend Yield	0%
Expected volatility	37.41
Risk-free interest rate	0.76%
Expected lives	7.0 years

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible and Core Capital (as defined in the regulations) to Adjusted Total Assets (as defined) and Risk-Based Capital (as defined) to Risk-Weighted Assets (as defined). Management believes, as of September 30, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2010, the most recent notification from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk- based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 – Regulatory Capital – continued

The following table presents the Bank’s capital position based on the September 30 financial statements and the current capital requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
September 30, 2010
Tangible (1)	$67,481	10.94%	$9,253	1.5%	$	N/A	N/A	%
Tier I capital (2)	67,481	16.98	N/A	N/A		23,851	6.0
Core (1)	67,481	10.94	24,676	4.0		30,845	5.0
Risk-weighted (2)	71,537	18.00	31,801	8.0		39,752	10.0

September 30, 2009
Tangible (1)	$65,661	11.58%	$8,508	1.5%	$	N/A	N/A	%
Tier I capital (2)	65,661	16.88	N/A	N/A		23,341	6.0
Core (1)	65,661	11.58	22,690	4.0		28,362	5.0
Risk-weighted (2)	68,739	17.67	31,122	8.0		38,902	10.0

(1)	To adjusted total assets
(2)	To risk-weighted assets

The following table provides a reconciliation of total equity per the consolidated financial statements to capital amounts reflected in the above table:

	September 30,
	2010	2009
	(dollars in thousands)
Total equity	$61,390	$59,133
Adjustment for accumulated other comprehensive loss	405	1,812
Adjustment for intangible assets	(75)	(101)
Adjustment for disallowed deferred tax assets	—	—
Adjustment for parent company equity	5,761	4,817

Tangible, Tier 1 and Core Capital	67,481	65,661
Allowance for loan losses	4,056	3,078

Total risk-based capital	$71,537	$68,739

The OTS has adopted an interest rate risk component of regulatory capital requirements effective January 1, 1994. The rule requires additional capital to be maintained if the Bank’s interest rate risk exposure, measured by the decline in the market value of the Bank’s net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of September 30, 2010, the Bank is not subject to the interest rate risk requirement.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 – Regulatory Capital – continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14 – Regulatory Capital – continued

The Bank is restricted in paying dividends on its stock to the greater of the restrictions described in the preceding paragraph, or an amount that would reduce its retained earnings below its regulatory capital requirement or the accumulated bad debt deduction.

Note 15 – Preferred Stock

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 – Income Taxes

The income tax provision consists of the following for the years ended September 30, 2010 and 2009:

	2010	2009
	(dollars in thousands)
Current expense	$1,306	$158
Deferred expense (benefit)	(821)	(147)

Total tax expense	$485	$11

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2010 and 2009 are as follows:

	2010	2009
Deferred Tax Assets:
ESOP and MRP	$85	$47
Deferred compensation	1,006	836
Other-than-temporary-impairment on securities available for sale	39	197
Allowance for loan losses	2,617	1,549
Allowance for uncollected interest	210	73
Net operating loss carry forward	2,865	3,527
Unrealized holding losses on securities	263	1.180
Other	20	24

Total gross deferred tax assets	7,105	7,433
Deferred Tax Liabilities:
Federal Home Loan Bank of Atlanta stock dividends	(213)	(213)
Depreciation	(276)	(336)
Purchase accounting premiums, net	—	(24)

Total gross deferred tax liabilities	(489)	(573)

Net Deferred Tax Assets	$6,616	$6,860

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16 – Income Taxes – continued

The amount computed by applying the statutory federal income tax rate to income before taxes is greater than the taxes provided for the following reasons:

	For the Years Ended September 30,
	2010		2009
(dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax rate	$575	(34.00)%	$(661)	(34.00)%
Changes Resulting From
Income from life insurance	(204)	(12.06)	(175)	(9.00)
Goodwill impairment	—	—	780	40.11
Other	114	6.74	67	3.45

	$485	28.68%	$11	0.56%

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The returns have been audited by the Internal Revenue Service through the year ended September 30, 1994.

As of September 30, 2010, the Company had net operating loss carryforwards of approximately $8.4 million which begin to expire in 2026. As a result of the stock offering and conversion that occurred in April 2008, the net operating loss carryforwards are subject to annual limits under IRC Section 382 of $1.6 million. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. Their realization is dependent on future taxable income.

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

Note 17 – Related Party Transactions

Director Michael J. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that the Bank leases for a branch office site. The Bank paid $74,000, $67,000 and $75,000 in rent to Colgate Investments, LLC during the years ended September 30, 2010, 2009 and 2008, respectively, and expects to pay $74,000 during the year ended September 30, 2011. We believe that there are no preferential terms granted in this transaction and that the terms are similar to other third-party transactions. The remaining 80% of Colgate Investments, LLC is owned by Mr. Klein’s siblings.

Note 18 – Fair Value Measurements

The Company applies guidance issued by FASB regarding fair value measurements which provided a framework for measuring and disclosing fair value under generally accepted accounting principles. This guidance applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18 – Fair Value Measurements – continued

for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of this guidance did not have any effect on the Company’s financial position or results of operations.

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

There were no transfers between levels during the fiscal year ended September 30, 2010. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18 – Fair Value Measurements – continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments measured at fair value by class on the recurring basis as of September 30, 2010 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At September 30, 2010			Total changes In fair values Included in Period Earnings
($ in thousands)	Total	Level 1	Level 2	Level 3
Loans available for sale	$934	$—	$934	$—	$—
FFCB available for sale	2,001	—	2,001	—	—
FHLB Bonds available for sale	8,005	—	8,005	—	—
FHLMC Bonds available for sale	5,007	—	5,007	—	—
FNMA Bonds available for sale	2,000	—	2,000	—	—
Corporate Bonds available for sale	1,377	—	1,377	—	—
GNMA certificates available for sale	3,682	—	3,682	—	—
FNMA certificates available for sale	22,644	—	22,644	—	—
FHLMC certificates available for sale	10,937	—	10,937	—	—
Collateralized mortgage obligations available for sale	28,712	—	28,712	—	200	(1)

	$84,365	$—	$84,365	$—	$200

(1)	Represents other-than-temporary impairment charges taken during the fiscal year ended September 30, 2010.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18 – Fair Value Measurements – continued

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and Repossessed Assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was no Foreclosed Real Estate at September 30, 2010.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

	At September 30, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$656	$—	$—	$656
Impaired Commercial and Lease Loans	12,129	—	—	12,129
Impaired Construction Loans	—	—	—	—
Foreclosed Real Estate and Repossessed Assets	—	—	—	$—

Total	$12,785	$—	$—	$12,785

Impaired Loans, Foreclosed Real Estate and Repossessed Assets
($ in thousands)
Balance at September 30, 2009	$8,329
Total net gains for the year	—
Net transfers in/(out) Level 3	4,456

Balance at September 30, 2010	$12,785

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$15

Note 19 – Disclosures About Fair Value of Financial Instruments

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19 – Disclosures About Fair Value of Financial Instruments – continued

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

The estimated fair values of the Bank’s financial instruments are as follows:

	September 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$11,371	$11,371	$5,535	$5,535
Interest bearing deposits in other banks	11,829	11,829	3,786	3,786
Federal funds sold	85,699	85,699	30,931	30,931
Interest bearing time deposits	100	100	100	100
Investment securities – available for sale	18,390	18,390	—	—

Loans Receivable
Mortgage loans	384,481	409,498	391,560	399,425
Share loans	369	369	661	661
Consumer loans	4,083	4,254	8,790	9,053
Mortgage backed securities – available for sale	65,975	65,975	90,478	90,478
Federal Home Loan Bank of Atlanta stock	1,378	1,378	1,485	1,485
Bank owned life insurance	15,655	15,655	15,001	15,001
Accrued interest receivable	2,114	2,114	2,306	2,306
Mortgage servicing rights	212	212	296	296

Financial Liabilities
Deposits	$534,366	$535,120	$487,989	$488,756
Federal Home Loan Bank of Atlanta advances	—	—	—	—
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accounts payable trade date securities	2,000	1,993
Accrued interest payable	92	92	51	51

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20 – Condensed Financial Information (Parent Company Only)

Information as to the financial condition of BCSB Bancorp, Inc. as of September 30, 2010, and 2009 and the results of operations and cash flows for the years ended September 30, 2010 and 2009 are summarized below.

Statements of Financial Condition	September 30,
	2010	2009
	(in thousands)
Assets
Cash	$6,180	$7,370
Interest bearing deposits in other banks	10	10
Employee stock ownership plan loan	1,093	1,150
Accrued interest receivable	43	45
Investment in subsidiaries	67,662	63,427
Prepaid and deferred income taxes	3,629	3,300
Other assets	9	10

Total assets	$78,626	$75,312

Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$17,011	$17,011
Other liabilities	225	203

	17,236	17,214
Total stockholders’ equity	61,390	58,098

Total liabilities and stockholders’ equity	$78,626	$75,312

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20 – Condensed Financial Information (Parent Company Only) – continued

	Years Ended September 30,
	2010	2009
	(in thousands)
Statements of operations
Interest and fees on loans	$58	$61
Interest and dividends on investment securities	—	4
Other interest income	125	107

Total interest income	183	172
Interest on borrowings	620	892

Net interest (expense)	(437)	(720)
Non-interest expense
Professional fees	117	307
Other expenses	58	129

Total non-interest expense	175	436

Loss before tax benefit	(612)	(1,156)
Income tax benefit	(208)	(393)

Loss before equity in net income (loss) of subsidiary	(404)	(763)
Equity in net income (loss) of subsidiary	1,611	(1,192)

Net income (loss)	$1,207	$(1,955)

	Years Ended September 30,
	2010	2009
	(in thousands)
Statements of Cash Flows
Net income (loss)	$1,207	$(1,955)
Adjustments to reconcile net income to net cash used by Operating Activities
Accretion of discount on investments	—	—
Equity in net (income) loss of subsidiary	(1,611)	1,192
Decrease (increase) in accrued interest receivable	2	(14)
Increase in prepaid and deferred income taxes	(329)	(418)
Decrease in receivable from subsidiary	58	70
Decrease in other assets	2	—
Increase in other liabilities	21	25

Net cash used by operating activities	(650)	(1,100)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20 – Condensed Financial Information (Parent Company Only) – continued

	Years Ended September 30,
	2010	2009
	(in thousands)
Cash Flows from Financing Activities
Additional investment in Subsidiary	—	(5,500)
Redemption of trust preferred securities	—	—
Proceeds from preferred stock offering (TARP)	—	10,800
Net proceeds from stock offering	—	—
Dividends on preferred stock	(540)	(348)

Net cash (used) provided by financing activities	(540)	4,952
(Decrease) increase in cash and cash equivalents	(1,190)	3,852
Cash and cash equivalents at beginning of period	7,380	3,528

Cash and cash equivalents at end of period	$6,190	$7,380

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21 – Quarterly Financial Date (Unaudited)

Summarized unaudited quarterly financial data for the year ended September 30, 2010 is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$7,445	$7,241	$7,063	$7,113
Interest Expense	2,521	2,390	2,426	2,457

Net Interest Income	4,924	4,851	4,637	4,656
Provision for Loan Losses	300	2,200	300	300

Net Interest Income after provision for loan losses	4,624	2,651	4,337	4,356
Other Income	700	504	563	639
Other Expenses	4,296	4,285	3,967	4,134

Income (loss) before income tax expense (benefit)	1,028	(1,130)	933	861
Income taxes expense (benefit)	358	(491)	326	292

Net Income (loss)	$670	$(639)	$607	$569
Preferred stock dividends and discount accretion	(156)	(156)	(156)	(157)

Net income (loss) available to common shareholders	$514	$(795)	$451	$412

Per share date:
Basic earnings per share	$0.18	$(0.27)	$0.15	$0.14

Diluted earnings per share	$0.18	$(0.27)	$0.14	$0.14

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21 – Quarterly Financial Date (Unaudited) – continued

Summarized unaudited quarterly financial data for the year ended September 30, 2009 is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$7,674	$7,495	$7,380	$7,389
Interest Expense	3,967	3,515	3,249	2,883

Net Interest Income	3,707	3,980	4,131	4,506
Provision for loan losses	150	150	600	450

Net Interest Income after provision for loan losses	3,557	3,830	3,531	4,056
Other Income	603	451	138	683
Other Expenses	3,747	4,161	4,443	6,441

Income (loss) before income tax expense (benefit)	413	120	(774)	(1,702)
Income taxes expense (benefit)	173	18	(356)	177

Net income (loss)	$240	$102	$(418)	$(1,879)
Preferred stock dividends and discount accretion	(10)	(154)	(157)	(156)

Net income (loss) available to common shareholders	$230	$(52)	$(575)	$(2,035)

Per share date:
Basic and diluted earnings per share	$0.08	$(0.02)	$(0.20)	$(0.70)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 23, 2010	BCSB BANCORP, INC.
	By:	/s/ JOSEPH J. BOUFFARD
Joseph J. Bouffard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH J. BOUFFARD	December 23, 2010
Joseph J. Bouffard
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ANTHONY R. COLE	December 23, 2010
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ HENRY V. KAHL	December 23, 2010
Henry V. Kahl
Chairman of the Board

/s/ H. ADRIAN COX	December 23, 2010
H. Adrian Cox
Vice Chairman of the Board

/s/ WILLIAM J. KAPPAUF, JR.	December 23, 2010
William J. Kappauf, Jr.
Director

/s/ WILLIAM M. LOUGHRAN	December 23, 2010
William M. Loughran
Director

/s/ JOHN J. PANZER, JR.	December 23, 2010
John J. Panzer, Jr.
Director

/s/ MICHAEL J. KLEIN	December 23, 2010
Michael J. Klein
Director

/s/ ERNEST A. MORETTI	December 23, 2010
Ernest A. Moretti
Director