Form 10-Q
period 2010-12-31
BCSB Bancorp Inc.
filed 2011-02-14
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011 the issuer had 3,192,119 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	September 30, 2010
	(unaudited)
	(dollars in thousands)
Assets
Cash	$4,840	$11,371
Interest-bearing deposits in other banks	12,431	11,829
Federal funds sold	97,154	85,699

Cash and cash equivalents	114,425	108,899

Interest bearing time deposits	100	100
Investment securities, available for sale	16,484	18,390
Loans available for sale	1,743	934
Loans receivable, net of allowances ($7,170) and ($6,634)	385,123	387,999
Mortgage-backed securities, available for sale	68,258	65,975
Foreclosed real estate	186	—
Premises and equipment, net	7,669	7,826
Federal Home Loan Bank of Atlanta stock, at cost	1,327	1,378
Bank owned life insurance	15,825	15,655
Accrued interest and other assets	12,539	13,399

Total assets	$623,679	$620,555

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$28,310	$27,276
Interest-bearing	510,505	507,090

Total deposits	538,815	534,366
Junior subordinated debentures	17,011	17,011
Accounts payable trade date securities	—	2,000
Other liabilities	6,876	5,788

Total liabilities	562,702	559,165

Stockholders’ Equity
Preferred stock (par value $.01 – 5,000,000 authorized, 10,800 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively)	10,490	10,469
Common stock (par value $.01 – 50,000,000 authorized, 3,192,119 and 3,120,945 shares issued and outstanding at December 31, 2010 and September 30, 2010, respectively)	32	31
Stock warrants	481	481
Additional paid-in capital	39,110	39,084
Obligation under rabbi trust	1,007	1,002
Retained earnings	12,588	12,698
Accumulated other comprehensive loss (net of taxes)	(775)	(405)
Employee stock ownership plan	(998)	(1,017)
Stock held by rabbi trust	(958)	(953)

Total stockholders’ equity	60,977	61,390

Total liabilities and stockholders’ equity	$623,679	$620,555

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31,
	2010	2009
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$5,932	$6,237
Interest on mortgage backed securities	726	1,171
Interest and dividends on investment securities	79	1
Other interest income	68	36

Total interest income	6,805	7,445

Interest Expense
Interest on deposits	2,191	2,367
Other interest expense	155	154

Total interest expense	2,346	2,521

Net interest income	4,459	4,924
Provision for losses on loans	800	300

Net interest income after provision for losses on loans	3,659	4,624

Other Income
Gain on repossessed assets	7	7
Mortgage banking operations	18	24
Fees on transaction accounts	169	218
Income from bank owned life insurance	160	151
Miscellaneous income	430	300

Total other income	784	700

Non-Interest Expenses
Salaries and related expense	2,421	2,348
Occupancy expense	613	586
Data processing expense	447	413
Federal deposit insurance premiums	253	222
Property and equipment expense	173	194
Professional fees	167	280
Advertising	132	95
Telephone, postage and office supplies	77	80
Other expenses	172	78

Total non-interest expenses	4,455	4,296

(Loss) income before tax (benefit) expense	(12)	1,028
Income tax (benefit) expense	(57)	358

Net income	45	670
Preferred stock dividends and discount accretion	(156)	(156)

Net (loss) income available to common shareholders	$(111)	$514

Per Share Data:
Basic and diluted (loss) earnings per common share	$(.04)	$.18

Dividends per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2010	2009
	( in thousands)
Net (loss) income available to common shareholders	$(111)	$514
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains on Available-for-sale portfolios, net of tax of $(241) and $255, respectively	(370)	392

Comprehensive (Loss) Income	$(481)	$906

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2010	2009
	(dollars in thousands)

Operating Activities
Net income	$45	$670
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred loan fees and cost, net	(58)	65
Non-cash compensation under stock-based benefit plan	42	44
Provision for losses on loans	800	300
Amortization of purchase premiums and discounts, net	(46)	120
Provision for depreciation	194	238
Gains on sale of real estate and repossessed assets	(7)	(7)
Increase in cash surrender value of bank owned life insurance	(160)	(151)
Decrease (increase) in accrued interest and other assets	1,093	(2,158)
Gain on sale of loans	(87)	(26)
Loans originated for sale	(9,164)	(2,266)
Proceeds from loans sold	8,443	2,292
Increase (decrease) in other liabilities	846	(51)
Increase in obligation under Rabbi Trust	5	—

Net cash provided (used) by operating activities	1,946	(930)

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(10)	(7)
Net decrease in loans	1,952	3,088
Purchase of investment securities – available for sale	(3,500)	—
Proceeds from maturities of investment securities – available for sale	5,500	—
Purchase of mortgage-backed securities – available for sale	(6,000)	—
Principal collected on mortgage-backed securities	3,063	4,421
Proceeds from sales of foreclosed real estate	—	639
Proceeds from sales of repossessed assets	2	24
Decrease in accounts payable trade date securities	(2,000)	—
Investment in premises and equipment	(37)	(56)
Redemption of Federal Home Loan Bank stock	51	—
Proceeds from sale of fixed assets	—	564

Net cash (used) provided by investing activities	(979)	8,673

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Three Months Ended December 31,
	2010	2009
	(dollars in thousands)

Cash Flows from Financing Activities
Net increase in deposits	$4,450	$15,220
Net increase in advances by borrowers for taxes and insurance	241	163
Dividends paid on preferred stock	(135)	(135)

Net cash provided by financing activities	4,556	15,248

Increase in cash equivalents	5,525	22,991
Cash and cash equivalents at beginning of period	108,899	40,252

Cash and cash equivalents at end of period	$114,424	$63,243

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$2,346	$2,468

Income taxes	$80	$45

Transfer from loans to real estate acquired through foreclosure	$186	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

BCSB Bancorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and its subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. and Lyons Properties LLC. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products and Lyons Properties LLC holds real estate owned through foreclosure. Their operations are not material to the consolidated financial statements.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2010 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2011. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of December 31, 2010 and September 30, 2010.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

December 31, 2010
U.S. Government and Agency securities	$11,501	2	(5)	$11,498
Corporate Bonds	4,880	112	(6)	4,986

	$16,381	$114	$(11)	$16,484

September 30, 2010
U.S. Government and Agency securities.	$17,006	7	—	$17,013
Corporate Bonds	1,380	—	(3)	1,377

	$18,386	$7	$(3)	$18,390

There were no sales of available for sale securities during the three months ended December 31, 2010 or the year ended September 30, 2010.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of December 31, 2010 and September 30, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

December 31, 2010
GNMA certificates	$3,592	$40	$—	$3,632
Private label collateralized mortgage obligations	16,059	59	(2,760)	13,358
Collateralized mortgage obligations	20,326	—	(500)	19,826
FNMA certificates	19,468	1,089	(1)	20,556
FHLMC participating certificates	10,196	690	—	10,886

	$69,641	$1,878	$(3,261)	$68,258

September 30, 2010
GNMA certificates	$3,617	$65	$—	$3,682
Private label collateralized mortgage obligations	17,039	105	(2,813)	14,331
Collateralized mortgage obligations	14,381	—	—	14,381
FNMA certificates	21,477	1,167	—	22,644
FHLMC participating certificates	10,233	704	—	10,937

	$66,747	$2,041	$(2,813)	$65,975

There were no sales of available for sale mortgage-backed securities during the three months ended December 31, 2010. During the fiscal year ended September 30, 2010 proceeds from sales of available for sale mortgage backed securities were $20.4 million. Net gains amounted to $3,000. This consisted of gross gains of $921,000 and gross losses of $918,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Mortgage-Backed Securities - continued

Below is a schedule of mortgage backed securities with unrealized losses as of December 31, 2010 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$913	$—	$—	$(1)	$913	$(1)
Private label collateralized mortgage obligations	—	—	10,602	(2,760)	10,602	(2,760)
Collateralized mortgage obligations	16,777	(500)	—	—	16,777	(500)

Total temporarily impaired securities	$17,690	$(500)	$10,602	$(2,761)	$28,292	$(3,261)

At December 31, 2010 the Company had eight securities in an unrealized loss position.

During the quarter ended December 31, 2010, we determined that, based on our most recent estimate of cash flows, no additional other-than-temporary-impairment (“OTTI”) had occurred. Under guidance for recognition and presentation of other-than-temporary impairments, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The Company engages the service of independent third party valuation professionals to analyze the OTTI status of the non-agency mortgage-backed securities. The OTTI methodology is formulated within “FASB ASC”. The valuation is meant to be “Level Three” pursuant to FASB ASC - Topic 820 - Fair Value Measurements and Disclosures. As part of the valuation process and OTTI determination, assumptions related to prepayment, default and loss severity on the collateral supporting the non-agency mortgage-backed securities are input into an industry standard valuation model.

Prepayment Assumptions

Assumptions are based on evaluation of the conditional prepayment rates (“CPR”) and conditional repayment rates (“CRR”) over a 1 month, 3 month 6 month, 1 year and lifetime basis - to the extent these values are provided by the servicer; estimated prepayment rates provided by the Securities Industry & Financial Markets Association (“SIFMA”), forecasts from other industry experts, and judgment given recent deterioration in credit conditions and declines in property values.

Default Rates

Estimates for the conditional default rate (“CDR”) vectors are based on the status of the loans at the valuation date - current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO - and proprietary loss migration models (i.e. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to month 36 to our month 37 CDR value and ultimately vector to zero over an extended period of time of at least 15 years.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities - continued

Default assumptions are benchmarked to the recent results experienced by major servicers of non-Agency MBS for securities with similar attributes and forecasts from other industry experts and industry research.

Loss Severity

Estimates for loss severity are based on the initial loan to value ratio, the loan’s lien position, private mortgage insurance proceeds available (if any), and the estimated change in the price of the property since origination. The historical change in the value of the property is estimated using the Housing Pricing Indices by Metropolitan Statistical Area (“MSA”) produced by the Federal Housing Finance Agency (“FHFA”).

Estimates for future changes in the prices of the residences collateralizing the mortgages is based on the Case Shiller forecasts and forecasts by MSA provided by the Housing Predictor website.

The loss severity assumption is static for twelve months then decreases monthly based on future market appreciation. The annual market appreciation assumption is 3.50% after 12 months. The loss severity is subject to a floor value of 23.00%.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans

The Allowance for Loan Losses and Recorded Investment in loans for the three months ended December 31, 2010 and 2009 are as follows:

Allowance for Credit Losses

For the three months ended December 31, 2010, and 2009

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans		Total Loans
December 31, 2010
Allowance for credit losses:
Beginning Balance	$179	$5,380	$906	$108	$61		$—	$6,634
Charge-Offs	(73)	(168)	(19)		(26)		—	(286)
Recoveries	—	—	—	—	22		—	22
Provisions	1,347	(362)	(107)	(21)	(57)		—	800

Ending Balance	$1,453	$4,850	$780	$87	$—	$		$7,170

Ending balance individually evaluated for impairment	$3,800	$9,597	$11,922	$280	$—		$35	$25,634

Ending balance collectively evaluated for impairment	$173,228	$142,656	$16,123	$34,221	$2,024		$2,149	$370,401

December 31, 2009
Allowance for credit losses:
Beginning Balance	$390	$2,268	$980	$172	$117		$—	$3,927
Charge-Offs	—	(15)	—	—	(26)		—	(41)
Recoveries	—	—	—	—	42		—	42
Provisions	(5)	358	(29)	3	(27)		—	300

Ending Balance	$385	$2,611	$951	$175	$106		$—	$4,228

Ending balance individually evaluated for impairment	$1,286	$2,296	$9,964	$202	$6		$—	$13,754

Ending balance collectively evaluated for impairment	$187,705	$148,683	$16,238	$31,114	$5,884		$2,359	$391,983

(1)	Includes single-family residential mortgages and single-family property loans.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The classification of loans for the three months ended December 31, 2010 and 2009 are as follows:

December 31, 2010

(Dollars in thousands)

	Residential Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$173,228	$142,656	$16,123	$34,221	$2,024	$2,149	$370,401
Special Mention	478	3,172	7,189	192	—	35	11,066
Substandard	3,322	6,425	4,733	88	—	—	14,568
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$177,028	$152,253	$28,045	$34,501	$2,024	$2,184	$396,035

December 31, 2009

(Dollars in thousands)

	Residential Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$187,578	$146,694	$16,238	$31,114	$5,884	$2,359	$389,867
Special Mention	1,317	2,017	9,456	202	—	—	12,992
Substandard	96	2,268	508	—	6	—	2,878
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—

Total	$188,991	$150,979	$26,202	$31,316	$5,890	$2,359	$405,737

(1)	Includes single-family residential mortgages and single-family property loans.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. The Bank has never participated in the origination of Sub-prime lending and, accordingly, has no direct exposure to this type of lending within its loan portfolio. The Bank originates fixed-rate mortgage loans at competitive interest rates. Due to interest rate risk considerations, the Bank has employed a strategy of selling most fixed-rate single-family residential mortgage loans originated into the secondary market.

A portion of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from 1.5% to 2.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 20 years.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers, hospitality, and commercial and industrial buildings. Such loans generally range in size from $100,000 to $6 million. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 30 years.

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

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank will demand that the loan be paid off and, if necessary, institute foreclosure proceedings, or refinance the loan. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with collateral having a value which is insufficient to assure full repayment. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property) in the Bank’s market area. On loans to builders, the Bank works only with selected builders and carefully monitors the creditworthiness of the builders.

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

The Bank originates second mortgage loans and home equity lines of credit. Second mortgage loans are made at fixed rates and for terms of up to 15 years. The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and are offered the prime rate less 0.25% with a floor of 4%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Impaired Loans

For the Years Ending December 31, 2010 and 2009

(Dollars in Thousands)

	Recorded Investments		Unpaid Principal Balance		Related Allowance		Average Recorded Investment		Interest Income Recognized
2010
Loans without a specific valuation allowance:
Residential Loans		$358		$358		$—		$490	$—
Commercial Loans		3,509		3,509		—		3,339	45
Constructions Loans		—		—		—		—	—
Loan Acquisition & Development		—		—		—		—	—
Home Equity Loans		88		88		—		88	—
Consumer Loans		—		—		—		—	—
Other Loans		—		—		—		—	—

Total		$3,955		$3,955		$—		$3,917	$—

Loans with a specific allowance recorded:
Residential Loans		$—		$—		$—		$—	$—
Commercial Loans		9,033		9,033		3,112		5,888	—
Constructions Loans		—		—		—		—	—
Loan Acquisition & Development		—		—		—		—	—
Home Equity Loans		—		—		—		—	—
Consumer Loans		—		—		—		—	—
Other Loans		—		—		—		—	—

Total		$9,033		$9,033		$3,112		$5,888	$—

2009
Loans without a specific valuation allowance:
Residential Loans		$443		$443		$—		$263	$—
Commercial Loans		1,917		1,917		—		1,389	8
Constructions Loans		—		—		—		—	—
Loan Acquisition & Development		—		—		—		—	—
Home Equity Loans		99		99		—		99	2
Consumer Loans		—		—		—		—	—
Other Loans		—		—		—		—	—

Total		$2,459		$2,459		$—		$1,751	$10

Loans with a specific allowance recorded:
Residential Loans	$		$		$		$		$—
Commercial Loans		938		938		630		672	3
Constructions Loans		—		—		—		—	—
Loan Acquisition & Development		—		—		—		—	—
Home Equity Loans		—		—		—		—	—
Consumer Loans		—		—		—		—	—
Other Loans		—		—		—		—	—

Total		$938		$938		$630		$672	$3

(1)	Includes single-family residential mortgages and single-family property loans.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Past due loans for the three months ended December 31, 2010 and 2009 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

For the Period Ended December 31, 2010

	31-60 Days past due	61-90 days past due	Greater than 90 days	Total past due	Current	Total Loans	Loans Greater than 90 and Accruing
Residential Loans (1)	$562	$—	$396	$958	$176,070	$177,028	$—
Commercial Loans	2,189	1,209	8,135	11,533	140,720	152,253	—
Construction Loans	—	—	—	—	28,045	28,045	—
Home Equity Loans	108	—	—	108	34,393	34,501	—
Automobile Loans	24	—	—	—	4,184	4,208	—
Other Loans	—	—	—	—	—	—	—

Total	$2,883	$1,209	$8,531	$12,623	$383,412	$396,035	$—

For the Period Ended December 31, 2009

	31-60 Days past due	61-90 days past due	Greater than 90 days	Total past due	Current	Total Loans	Loans Greater than 90 and Accruing
Residential Loans (1)	$752	$446	$96	$1,294	$187,697	$188,991	$—
Commercial Loans	1,330	1,021	1,822	4,173	146,806	150,979	—
Construction Loans	—	—	—	—	26,202	26,202	—
Home Equity Loans	—	49	—	49	31,267	31,316	—
Automobile Loans	294	—	3	297	7,952	8,249	—
Other Loans	—	—	—	—	—	—	—

Total	$2,376	$1,516	$1,921	$5,813	$399,924	$405,737	$—

(1)	Includes single-family residential mortgages and single-family property loans.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Loans on Nonaccrual Status

As of December 31, 2010 and 2009

(Dollars in Thousands)

	2010	2009
With no related allowance recorded:
Residential Loans (1)	$446	$443
Commercial Loans	3,509	1,917
Constructions Loans	—	—
Home Equity Loans	—	99
Automobile Loans	—	—
Other Loans	—	—

Total	$3,955	$2,459

(1)	Includes single-family residential mortgages and single-family property loans.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

Note 8 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for three month periods ended December 31, 2010 and 2009 are as follows:

	For the Three Months Ended December 31,
	2010			2009
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$45	2,972	$.01	$670	2,917	$.23
Less preferred dividend	(156)	—	(.05)	(156)	—	(.05)

(Loss) income available to common shareholders	(111)	2,972	(.04)	514	2,917	.18

Diluted EPS
Effect of dilutive shares	—	310	.—	—	3	—

(Loss) income available to common shareholders plus assumed conversions	$(111)	3,282	$(.04)	$514	2,920	$.18

Options to purchase 67,595 shares which were outstanding at December 31, 2010 and 74,175 shares which were outstanding December 31, 2009, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Preferred Stock

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

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrant will be subject to any contractual restrictions on transfer. The Series A preferred stock was repurchased on January 26, 2011, but the warrant remains outstanding. For further information, see “Recent Developments”.

Note 10 - Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2010.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$67,695	10.91%	$9,306	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	67,695	17.24	N/A	N/A	(3)		23,566	6.00
Core (1)	67,695	10.91	24,816	4.00			31,019	5.00
Risk-weighted (2)	71,713	18.26	31,422	8.00			39,277	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets
(3)	Not applicable

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006 or during the year ended September 30, 2010.

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 177,930 options granted during the three months ended December 31, 2010.

The following table summarizes the shares under the Company’s stock option plan at December 31, 2010:

Number of Shares	Price	Weighted Average Contractual Life

29,610	$21.61	1.4
10,528	28.41	5.9
5,264	17.95	6.9
22,193	11.61	7.0
11,796	8.25	8.5
177,930	10.29	10.0

The total exercisable shares of 52,077 have a weighted average contractual life of 3.8 years, and an aggregate intrinsic value of $0.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the activity related to options under all plans for the three months ended December 31, 2010.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	79,391	$17.32
Options exercised	—	—
Forfeited	—	—
Granted	177,930	10.29

Outstanding at December 31, 2010	257,321	$12.46

Exercisable at December 31, 2010	52,077	$19.40

During the three months ended December 31, 2010 there were 177,930 options granted. There were no options granted during the three months ended December 31, 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Recent Accounting Pronouncements

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

Note 13- Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $607,000 of standby letters of credit as of December 31, 2010. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2010 for guarantees under standby letters of credit issued is not considered to be material.

Note 14- Fair Value Measurements

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

There were $389,000 in transfers between levels during the three months ended December 31, 2010. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- Fair Value Measurements – continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following table presents the financial instruments measured at fair value by class on the recurring basis as of December 31, 2010 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At December 31, 2010			Total changes In fair values Included in Period Earnings
($ in thousands)	Total	Level 1	Level 2	Level 3
Loans available for sale	$1,743	$—	$1,743	$—	$—
FFCB available for sale	2,000	—	2,000	—	—
FHLB Bonds available for sale	2,502	—	2,502	—	—
FHLMC Bonds available for sale	5,002	—	5,002	—	—
FNMA Bonds available for sale	1,994	—	1,994	—	—
Corporate Bonds available for sale	4,986	—	4,986	—	—
GNMA certificates available for sale	3,632	—	3,632	—	—
FNMA certificates available for sale	20,556	—	20,556	—	—
FHLMC certificates available for sale	10,886	—	10,886	—	—
Private label collateralized mortgage obligations available for sale	13,358	—	13,358
Collateralized mortgage obligations available for sale	19,826	—	19,826	—	—

	$86,485	$—	$86,485	$—	$—

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

Note 14 - Fair Value Measurements - continued

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and Repossessed Assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was $185,650 in foreclosed real estate at December 31, 2010.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

	At December 31, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$446	$—	$—	$446
Impaired Commercial and Lease Loans	12,542	—	—	12,542
Foreclosed Real Estate and Repossessed Assets	186	—	—	$186

Total	$13,174	$—	$—	$13,174

Impaired Loans, Foreclosed Real Estate and Repossessed Assets

($ in thousands)

Balance at September 30, 2010	$12,785
Total net gains for the year	—
Net transfers into Level 3	389

Balance at December 31, 2010	$13,174

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$7

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2010		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$4,840	$4,840	$11,371	$11,371
Interest-bearing deposits in other banks	12,431	12,431	11,829	11,829
Federal funds sold	97,154	97,154	85,699	85,699
Interest-bearing time deposits	100	100	100	100
Investment securities available for sale	16,484	16,484	18,390	18,390

Loans Receivable
Mortgage loans	382,732	404,261	384,481	409,498
Share loans	583	583	369	369
Consumer loans	3,551	3,696	4,083	4,254
Mortgage-backed securities – available for sale	68,258	68,258	65,975	65,975
Federal Home Loan Bank of Atlanta stock	1,327	1,327	1,378	1,378
Bank owned life insurance	15,825	15,825	15,655	15,655
Accrued interest receivable	1,990	1,990	2,114	2,114
Mortgage servicing rights	179	179	212	212

Financial Liabilities
Deposits	$538,815	$540,748	$534,366	$535,120
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accounts payable trade date securities	—	—	2,000	1,993
Accrued interest payable	75	75	92	92

Subsequent Events

Repurchase of Series A Preferred Stock

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. The TARP repayment will save the Company $540,000 in annual preferred dividends. As a result of the redemption, the Company must accelerate accretion of the remaining discount on the preferred stock and record a reduction in retained earnings, thereby reducing net income available to common shareholders by approximately $300,000 during the three months ending March 31, 2011. The warrant issued to the U.S, Treasury has not been repurchased and remains outstanding, for further information, see “— Liquidity and Capital Resources.”

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

Recent Developments

Terminated Agreement for the Sale of Branches

American Bank and Baltimore County Savings Bank mutually agreed to terminate the agreement entered into on January 12, 2010. Baltimore County Savings Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with American Bank (“American”) under which the Bank would sell four branch offices, located at 6335 Baltimore National Pike, Catonsville, Maryland, 9416 Baltimore National Pike, Ellicott City, Maryland, 4228 Harford Road, Baltimore, Maryland, and 9231 Lakeside Boulevard, Owings Mills, Maryland (collectively, the “Branches”), to American. The agreement was terminated on November 17, 2010.

Repurchase of Series A Preferred Stock

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. The TARP repayment will save the Company $540,000 in annual preferred dividends. As a result of the redemption, the Company must accelerate accretion of the remaining discount on the preferred stock and record a reduction in retained earnings, thereby reducing net income available to common shareholders by approximately $300,000 during the three months ending March 31, 2011. The warrant issued to the U.S, Treasury has not been repurchased and remains outstanding, for further information, see “— Liquidity and Capital Resources.”

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

During the three months ended December 31, 2010, assets increased by $3.1 million, or .5%, from $620.6 million at September 30, 2010 to $623.7 million at December 31, 2010. Our cash and cash equivalents increased $5.5 million, or 5.1% from $108.9 million at September 30, 2010 to $114.4 million at December 31, 2010, primarily due to an increase in deposits, principal repayments on loans receivable and maturities of investment securities. During the three months ended December 31, 2010 investment securities decreased by $1.9 million, or 10.4% from $18.4 million at September 30, 2010 to $16.5 million at December 31, 2010. Net loans receivable decreased $2.9 million, or .7%, from $388.0 million at September 30, 2010 to $385.1 million at December 31, 2010. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. Mortgage-backed securities available for sale increased by $2.3 million, or 3.5%, from $66.0 million at September 30, 2010 to $68.3 million at December 31, 2010 resulting primarily from purchases made during the three months ended December 31, 2010. At December 31, 2010, all mortgage-backed securities were classified as available for sale for liquidity purposes.

Deposits increased by $4.4 million, or .83%, from $534.4 million at September 30, 2010 to $538.8 million at December 31, 2010. The Bank has been successful in attracting new deposits without increasing the overall cost for such funds.

Stockholders’ equity decreased by $413,000, or .7%, from $61.4 million at September 30, 2010 to $61.0 million at December 31, 2010. This decrease was due primarily to an increase in accumulated other comprehensive loss. Our accumulated other comprehensive loss net of taxes was $775,000 at December 31, 2010, compared to accumulated other comprehensive loss net of taxes of $405,000 at September 30, 2010. At December 31, 2010, we had $2.7 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $16.1 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.6 million as of September 30, 2010. We recorded other-than-temporary impairment (“OTTI”) charges of $100,000 on these securities during the year ended September 30, 2010. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidate Statement of Operations.

Comparison of Operating Results for the Three Months Ended December 31, 2010 and 2009

Net Income. Net income available to common shareholders decreased by $625,000 or 121.6%, from income of $514,000 for the three months ended December 31, 2009 to a loss of $111,000 for the three months ended December 31, 2010. The decrease was primarily due to decreased net interest income and increases in loan loss provisions. To a lesser extent, earnings were impacted by increases in other income and non-interest expenses.

Net Interest Income. Net interest income decreased by $465,000, or 9.4%, from $4.9 million for the three months ended December 31, 2009 to $4.5 million for the three months ended December 31, 2010. The decrease in net interest income primarily was attributable to the decreased volume and yield on interest earning assets, partially offset by a decline in cost of funds on deposits.

Interest Income. Interest income decreased by $640,000, or 8.6% from $7.4 million for the three months ended December 31, 2009 to $6.8 million for the three months ended December 31, 2010. This was primarily due to decreases in average balances and average yields earned on loans receivable and mortgage backed securities. The decline in loans was primarily due to a decrease of $28.8 million, or 21.4% in single family residential mortgages, from $134.6 million at December 31, 2009 to $105.9 million at December 31, 2010. This product is generally no longer originated to be retained in the Bank’s portfolio. Average balances for mortgage backed securities declined by $24.2 million from $89.4 million during the three months ended December 31, 2009 to $65.2 million during the three months ended December 31, 2010. The decrease was due to normal principal paydowns and the sale of approximately $20.4 million of mortgage-backed securities during the three months ended September 30, 2010. The sale took place to effectively offset the loss from disposing of a problem CMO, which had resulted in cumulative OTTI charges if $600,000.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense, decreased from $2.5 million for the three months ended December 31, 2009 to $2.3 million for the three months ended December 31, 2010, a decrease of $175,000 or 6.9%. Interest on deposits decreased $176,000, or 7.4%, from $2.4 million for the three months ended December 31, 2009 to $2.2 million for the three months ended December 31, 2010. This decrease was due to the decrease in the average cost of deposits of 28 basis points from 1.90% for the three months ended December 31, 2009 to 1.62% for the three months ended December 31, 2010. This was partially offset by a 8.3% increase in the average balance of deposits of $41.7 million from $499.3 million for the three months ended December 31, 2009 to $541.0 million for the three months ended December 31, 2010. Other interest expense, which consists primarily of the interest on the Junior Subordinated Debentures remained relatively stable at $155,000 for the three months ended December 31, 2010 and $154,000 for the three months ended December 31, 2009. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2010 and 2009. Total average assets are computed using month-end balances.

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

	For the Three Months Ended December 31,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$387,691	$5,932	6.12%	$400,751	$6,237	6.23%
Mortgage-backed securities	65,162	726	4.46	89,390	1,171	5.24
FHLB stock and Investment securities	14,172	79	2.23	1,485	1	.27
Other interest-earning assets	115,599	68	.24	46,817	36	.31

Total Interest-earning assets	582,624	6,805	4.67	538,443	7,445	5.53
Bank Owned Life Insurance	15,118			15,057
Noninterest-earning assets	26,779			25,615

Total assets	$624,521			$579,115

Interest-bearing liabilities:
Deposits	$541,050	$2,191	1.62%	$499,308	$2,367	1.90%
Junior Subordinated Debentures	17,011	155	3.64	17,011	154	3.62
Other liabilities	1,033	—	—	955	—	—

Total interest-bearing liabilities	559,094	2,346	1.68	517,274	2,521	1.95

Noninterest-bearing liabilities	3,827			1,808

Total liabilities	562,921			519,082
Stockholders’ Equity	61,600			60,033

Total liabilities and stockholders’ equity	$624,521			$579,115

Net interest income		$4,459			$4,924

Interest rate spread			2.99%			3.58%

Net interest margin			3.06%			3.66%

Ratio average interest-earning assets/interest-bearing liabilities			104.21%			104.09%

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

	For Three Months Ended December 31,
	2010 Vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(199)	$(110)	$4	$(305)
Mortgage-backed securities	(314)	(179)	48	(445)
Investment securities	9	7	62	78
Other interest-earning assets	55	(9)	(14)	32

Total interest-earning assets	(449)	(291)	100	(640)

Interest expense:
Deposits	198	(345)	(29)	(176)
Junior Subordinated Debentures	—	1	—	1

Total interest-bearing liabilities	198	(344)	(29)	(175)

Change in net interest income	$(647)	$53	$129	$(465)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the three months ended December 31, 2010 we established additional provisions for losses on loans of $800,000, as compared to a provision of $300,000 for the three months ended December 31, 2009. The increase in loss provisions is directly related to one borrower relationship added to nonperforming assets during the three months ended December 31, 2010. Outstanding principal balances for these loans total approximately $1.5 million as of December 31, 2010 and consist of twenty investor residential rental properties located in Baltimore City. Recent analysis of market values for these properties indicate most of them will likely result in loss to the Company. As a result, loan loss provisions were increased during the three months ended December 31, 2010 to address these problem loans. In addition charge-offs for the three months ended December 31, 2010 were $286,000 as compared to $41,000 for the three months ended December 31, 2009. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $84,000, or 12.0%, from $700,000 for the three months ended December 31, 2009 to $784,000 for the three months ended December 31, 2010. The increase in other income for the three months ended December 31, 2010 was attributable to increases in gains on loans sold and commissions from investment services.

Noninterest Expenses. Total non-interest expenses increased by $159,000, or 3.7%, from $4.3 million for the three months ended December 31, 2009 to $4.5 million for the three months ended December 31, 2010. This was primarily due to an increase of $73,000, or 3.1% in salaries and related expenses from $2.3 million for the three months ended December 31, 2009, to $2.4 million for the three months ended December 31, 2010. This increase related to additional personnel and benefit costs. Advertising expense increased by $37,000, or 38.9% from $95,000 for the three months ended December 31, 2009 to $132,000 for the three months ended December 31, 2010. This increase was primarily related to expanded marketing efforts associated with the investment services division. Other expenses also increased by $94,000, or 120.5%, from $78,000 for the three months ended December 31, 2009 to $172,000 for the three months ended December 31, 2010. This increase was primarily due to additional costs associated with problem loans and foreclosures. These increases were partially offset by a decrease in professional fees of $113,000, or 40.4% from $280,000 for the three months ended December 31, 2009 to $167,000 for the three months ended December 31, 2010. The decrease in professional fees was primarily due to legal services provided during the three months ended December 31, 2009 related to the sale of certain branch offices, which transaction was subsequently terminated. For further information see “Recent Developments.”

Income Taxes. Our income tax (benefit) expense was $(57,000) and $358,000 for the three months ended December 31, 2010 and 2009, respectively. The change in income taxes for the three months ended December 31, 2010 as compared to the same period in the prior year was primarily due to decreased income. Our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31 2010	At September 30, 2010
	(In thousands)

Commitments to originate new loans	$1,717	$3,657
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	33,629	35,936
Commercial letters of credit	607	853

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

Loans Receivable

Loans receivable at December 31, 2010 and September 30, 2010 consist of the following:

(in thousands)	December 31, 2010	September 30, 2010
Single-family residential mortgages	$105,855	$117,186
Single-family rental property loans	71,173	70,662
Commercial real estate loans	141,697	136,573
Construction loans	28,045	23,800
Commercial loans secured	860	880
Commercial loans unsecured	75	78
Commercial lease loans	959	1,225
Commercial lines of credit	8,662	7,986
Automobile loans	2,024	2,544
Home equity lines of credit	34,501	33,840
Other consumer loans	2,184	2,015

	396,035	396,789
Less - undisbursed portion of loans in process	(3,607)	(2,042)
- unearned interest	(11)	(17)
- deferred loan origination fees and costs	(124)	(97)
- allowance for loans losses	(7,170)	(6,634)

	$385,123	$387,999

Asset Quality

At December 31, 2010, we had $13.2 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing 2.11% of total assets. At September 30, 2010 non-performing assets were $12.8 million or 2.06% of assets. Our net (charge-offs) recoveries for the three months ended December 31, 2010 and December 31, 2009 were $(264,000) and $1,000, respectively. Our allowance for loan losses was $7.2 million at December 31, 2010 compared to $6.6 million at September 30, 2010.

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2010	At September 30, 2010
	(In thousands)
Nonperforming loans (1):
Nonaccrual loans:
Single family residential	$446	$656
Single family rental property	1,557	1,664
Multi-family residential	—	—
Commercial real estate	6,767	6,002
Construction	3,813	3,933
Commercial leases	138	240
Commercial loans secured	267	267
Land	—	—
Consumer Loans	—	23

Total nonaccrual loans	12,988	12,785
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	12,988	12,785
Other nonperforming assets	186	—

Total nonperforming assets	$13,174	$12,785

Nonperforming loans to loans receivable	3.36%	3.29%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	3.31%	3.21%
Nonperforming assets to total assets	2.11%	2.06%
Loans modified in Troubled Debt Restructuring	$3,865	$4,007

(1)	Nonperforming status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at December 31, 2010 and September 30, 2010 are $3.2 million and $3.4 million in Troubled Debt Restructurings (“TDRs”), respectively. At December 31, 2010 and September 30, 2010, TDRs totaling $3.2 million were not delinquent. Reporting guidance requires disclosure of these loans as nonperforming if they have not been current for at least six consecutive months.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Three months Ended December 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$6,634	$3,927

Loans charged-off:
Real estate mortgages:
Single-family residential	(73)	—
Multi-family residential	—	—
Commercial	(168)
Construction	(19)	—
Commercial Leases	—	(15)
Consumer	(26)	(26)

Total charge-offs	(286)	(41)

Recoveries
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	22	42

Total recoveries	22	42
Net loans (charged-off) recovered	(264)	1
Provision for loan losses	800	300

Balance at end of period	$7,170	$4,228

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	.07%	.00%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2010, the Company had $28.2 million in classified assets, consisting of $14.6 million in substandard and loss loans, $13.4 million in substandard CMO’s, and $186,000 in foreclosed property. At September 30, 2010, the Company had $27.7 million in classified assets consisting of $13.4 million in substandard and loss loans, $14.3 million in substandard CMO’s and $0 in foreclosed property or other real estate owned.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2010, we have identified approximately $11.1 million in assets classified as special mention. At September 30, 2010, $10.6 million in assets were classified as special mention.

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but are expected to have occurred. Management conducts regular reviews of the Banks’ assets and evaluates the need to establish allowances on the basis of these reviews. Allowances are established by management and reviewed by the Board of Directors on a quarterly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the collateral. As previously discussed, the increase in the allowance for loan losses during the three months ended December 31, 2010 relates primarily to one borrower relationship added to nonperforming assets during the period. For additional information see “Provision for Loan Losses”.

Liquidity and Capital Resources

At December 31, 2010, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s capital levels to the regulatory requirements, see Note 9 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2010 and 2009, the Company had $22.5 million and $18.3 million, respectively, of gross loan originations. During the three months ended December 31, 2010, the Company purchased $9.5 million in investment or mortgage-backed securities. During the three months ended December 31, 2009 the Company did not purchase any investment or mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of December was approximately 37.0%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2010, cash, interest-bearing deposits in other banks and federal funds sold were $4.8 million, $12.4 million and $97.1 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $155.0 million as of December 31, 2010. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2010 totaled $123.9 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At December 31, 2010, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $607,000, $33.6 million and $1.7 million, respectively.

In December 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.9% at December 31, 2010. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2009 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.29% at December 31, 2010. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $621,000 during the year ended September 30, 2010 and $155,000 during the three months ended December 31, 2010.

Pursuant to the U.S. Treasury’s Capital Repurchase Progam the Company issued to the U.S. Treasury (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Series A preferred stock qualified as Tier 1 capital and pays cumulative dividends at a rate of 5% per annum until February 15, 2014.

The warrant is exercisable at $8.83 per share at any time on or before December 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur.

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrants will be subject to any contractual restrictions on transfer. On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. The TARP repayment will save the Company $540,000 in annual preferred dividends. As a result of the redemption, the Company must accelerate accretion of the remaining discount on the preferred stock and record a reduction in retained earnings, thereby reducing net income available to common shareholders by approximately $300,000 during the three months ending March 31, 2011. The warrant issued to the U.S, Treasury has not been repurchased and remains outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not necessary as the registrant is a smaller reporting company.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as that term is defined in Rule 13a15(e). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010. As of December 31, 2010, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010. As of December 31, 2010, the risk factors of the Company have not changed materially from those reported in the Form 10-K

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

N/A

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (3)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (4)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (4)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (5)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (5)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (5)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (5)

10.1	Mutual Termination Agreement, dated November 17, 2010 by and between Baltimore County Savings Bank, F.S.B. and American Bank (6)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(4)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(5)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
(6)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 22, 2010 (File No. 0-53163)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: February 14, 2011	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2011	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)