Form 10-Q
period 2011-03-31
BCSB Bancorp Inc.
filed 2011-05-12
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-53163

BCSB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-1424764
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of April 30, 2011 the issuer had 3,192,119 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011	September 30, 2010
	(unaudited)
	(dollars in thousands)
Assets
Cash	$6,439	$11,371
Interest-bearing deposits in other banks	12,700	11,829
Federal funds sold	69,255	85,699

Cash and cash equivalents	88,394	108,899
Interest bearing time deposits	—	100
Investment securities, available for sale	23,382	18,390
Loans available for sale	209	934
Loans receivable, net of allowances ($5,006) and ($6,634)	373,828	387,999
Mortgage-backed securities, available for sale	99,197	65,975
Foreclosed real estate	2,180	—
Premises and equipment, net	7,555	7,826
Federal Home Loan Bank of Atlanta stock, at cost	1,327	1,378
Bank owned life insurance	15,997	15,655
Accrued interest and other assets	12,695	13,399

Total assets	$624,764	$620,555

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$29,112	$27,276
Interest-bearing	514,103	507,090

Total deposits	543,215	534,366
Junior subordinated debentures	17,011	17,011
Accounts payable trade date securities	7,082	2,000
Other liabilities	7,005	5,788

Total liabilities	574,313	559,165

Stockholders’ Equity
Preferred stock (par value $.01 – 5,000,000 authorized, 0 and 10,800 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively)	—	10,469
Common stock (par value $.01 – 50,000,000 authorized, 3,192,119 and 3,120,945 shares issued and outstanding at March 31, 2011 and September 30, 2010, respectively)	31	31
Stock warrants	481	481
Additional paid-in capital	39,232	39,084
Obligation under rabbi trust	991	1,002
Retained earnings	12,358	12,698
Accumulated other comprehensive loss (net of taxes)	(722)	(405)
Employee stock ownership plan	(977)	(1,017)
Stock held by rabbi trust	(943)	(953)

Total stockholders’ equity	50,451	61,390

Total liabilities and stockholders’ equity	$624,764	$620,555

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$11,673	$12,310	$5,741	$6,073
Interest on mortgage backed securities	1,481	2,294	755	1,122
Interest and dividends on investment securities	187	3	108	2
Other interest income	129	79	61	44

Total interest income	13,470	14,686	6,665	7,241

Interest Expense
Interest on deposits	4,143	4,609	1,952	2,241
Other interest expense—debentures	307	303	152	149

Total interest expense	4,450	4,912	2,104	2,390

Net interest income	9,020	9,774	4,561	4,851
Provision for losses on loans	800	2,500	—	2,200

Net interest income after provision for losses on loans	8,220	7,274	4,561	2,651

Other Income
Total other-than-temporary impairment charges	—	(1,052)	—	(1,052)
Less: Portion included in other comprehensive income (pre-tax)	—	952	—	952

Net other-than-temporary impairment charges on securities available for sale	—	(100)	—	(100)
Gain on sale of repossessed assets	7	14	—	6
Mortgage banking operations	35	43	17	19
Fees on transaction accounts	310	383	141	165
Income from bank owned life insurance	324	296	164	145
Miscellaneous income	650	569	220	269

Total other income	1,326	1,205	542	504

Non-Interest Expenses
Salaries and related expense	4,943	4,685	2,522	2,337
Occupancy expense	1,275	1,215	662	629
Federal deposit insurance premiums	533	486	280	264
Data processing expense	900	840	453	427
Property and equipment expense	344	470	171	276
Professional fees	410	389	243	109
Advertising	244	204	112	109
Telephone, postage and office supplies	163	152	86	73
Other expenses	512	140	340	61

Total non-interest expenses	9,324	8,581	4,869	4,285

Income (loss) before tax (benefit) provision	222	(102)	234	(1,130)
Income tax (benefit) expense	(11)	(133)	46	(491)

Net income (loss)	233	31	188	(639)
Preferred stock dividends and discount accretion	(573)	(313)	(417)	(156)

Net loss available to common shareholders	$(340)	$(282)	$(229)	$(795)

Per Share Data:
Basic and diluted loss per share of common stock	$(.11)	$(.09)	$(.08)	$(.27)

Dividends per common share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Six Months Ended March 31,
	2011	2010
	( in thousands)
Net loss available to common shareholders	$(340)	$(282)
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains on Available-for-sale portfolios, net of tax of $(207) and $311, respectively	(317)	478

Comprehensive (loss) income	$(657)	$196

	For the Three Months Ended March 31,
	2011	2010
	( in thousands)
Net loss available to common shareholders	$(229)	$(795)
Other comprehensive income, net of tax:
Unrealized net holding gains on Available-for-sale portfolios, net of tax of $34 and $56, respectively	52	86

Comprehensive loss	$(177)	$(709)

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2011	2010
	(dollars in thousands)
Operating Activities
Net income	$233	$31
Adjustments to reconcile net income to net cash provided by operating activities
Other-than-temporary impairment charges on securities available for sale	—	100
Amortization of deferred loan fees and cost, net	(58)	(114)
Non-cash compensation under stock-based benefit plan	198	114
Provision for losses on loans	800	2,500
Amortization of purchase premiums and discounts, net	110	(3)
Provision for depreciation	361	463
Gains on sale of real estate and repossessed assets	(7)	(14)
Increase in cash surrender value of bank owned life insurance	(324)	(296)
Decrease (increase) in accrued interest and other assets	895	(2,771)
Gain on sale of loans	(127)	(42)
Loans originated for sale	(13,343)	(3,481)
Proceeds from loans sold	14,195	3,523
Increase in other liabilities	139	333
Decrease in obligation under Rabbi Trust	(10)	(21)

Net cash provided by operating activities	3,062	322

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(17)	(7)
Net decrease in loans	11,257	1,877
Proceeds from maturity of interest-bearing deposits	100	—
Purchase of investment securities – available for sale	(15,500)	—
Proceeds from maturities of investment securities – available for sale	10,500	—
Purchase of mortgage-backed securities – available for sale	(39,890)	—
Principal collected on mortgage-backed securities	6,053	8,612
Proceeds from sales of foreclosed real estate	—	639
Proceeds from sales of repossessed assets	5	47
Increase in accounts payable trade date securities	5,082	—
Investment in premises and equipment	(94)	(97)
Redemption of Federal Home Loan Bank stock	51	—
Proceeds from sale of fixed assets	—	564

Net cash (used) provided by investing activities	(22,453)	11,635

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Six Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$8,850	$29,482
Net increase in advances by borrowers for taxes and insurance	1,077	1,161
Repurchase of preferred stock	(10,800)	—
Dividends paid on preferred stock	(241)	(270)

Net cash (used by) provided by financing activities	(1,114)	30,373

(Decrease) increase in cash equivalents	(20,505)	42,330
Cash and cash equivalents at beginning of period	108,899	40,252

Cash and cash equivalents at end of period	$88,394	$82,582

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$4,450	$4,912

Income taxes	$365	$570

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to real estate acquired through foreclosure	$2,180	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Principles of Consolidation

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

Note 2 – Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2011. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

Note 3 – Organization

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

Note 4 – Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 5 – Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of March 31, 2011 and September 30, 2010.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale:

March 31, 2011
US Government and Agency securities	$18,499	1	(82)	$18,419
Corporate Bonds	4,880	94	(10)	4,964

	$23,379	$95	$(92)	$23,382

September 30, 2010
US Government and Agency securities	$17,006	7	—	$17,013
Corporate Bonds	1,380	—	(3)	1,377

	$18,386	$7	$(3)	$18,390

There were no sales of available for sale securities during the six months ended March 31, 2011 or the year ended September 30, 2010.

Below is a schedule of investment securities with unrealized losses as of March 31, 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
FNMA Agencies	$3,960	$(39)	$—	$—	$3,960	$(39)
FHLB Agencies	7,957	(43)	—	—	7,957	(43)
Corporate Bonds	1,371	(10)	—	—	1,371	(10)

Total temporarily impaired securities	$13,288	$(92)	$—	$—	$13,288	$(92)

Below is a schedule of investment securities with unrealized losses as of September 30, 2010 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
FNMA Agencies	$—	$—	$—	$—	$—	$—
FHLB Agencies	—	—	—	—	—	—
Corporate Bonds	1,377	(3)	—	—	1,377	(3)

Total temporarily impaired securities	$1,377	$(3)	$—	$—	$1,377	$(3)

At March 31, 2011 the Company had six investment securities in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 6 – Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of March 31, 2011 and September 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Available for sale:

March 31, 2011
GNMA certificates	$3,569	$35	$—	$3,604
Private label collateralized mortgage obligations	15,627	69	(2,568)	13,128
Collateralized mortgage obligations	53,715	36	(453)	53,298
FNMA certificates	17,937	1,040	—	18,977
FHLMC participating certificates	9,545	645	—	10,190

	$100,393	$1,825	$(3,021)	$99,197

September 30, 2010
GNMA certificates	$3,617	$65	$—	$3,682
Private label collateralized mortgage obligations	17,039	105	(2,813)	14,331
Collateralized mortgage obligations	14,381	—	—	14,381
FNMA certificates	21,477	1,167	—	22,644
FHLMC participating certificates	10,233	704	—	10,937

	$66,747	$2,041	$(2,813)	$65,975

There were no sales of available for sale mortgage-backed securities during the six months ended March 31, 2011. During the fiscal year ended September 30, 2010 proceeds from sales of available for sale mortgage backed securities were $20.4 million. Net gains amounted to $3,000. This consisted of gross gains of $921,000 and gross losses of $918,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 6—Mortgage-Backed Securities—continued

Below is a schedule of mortgage-backed securities with unrealized losses as of March 31, 2011 and September 30, 2010 and the length of time the individual security has been in a continuous unrealized loss position.

	March 31, 2011
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Private label collateralized mortgage obligations	$—	$—	$10,655	$(2,668)	$10,655	(2,668)
Collateralized mortgage obligations	30,058	(453)	—	—	30,058	(453)

Total temporarily impaired securities	$30,058	$(453)	$10,655	$(2,668)	$40,713	$(3,121)

	September 30, 2010
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	11,165	(2,813)	11,165	(2,813)

Total temporarily impaired securities	$—	$—	$11,165	$(2,813)	$11,165	$(2,813)

At March 31, 2011 the Company had eleven mortgage-backed securities in an unrealized loss position.

During the six months ended March 31, 2011, we determined that, based on our most recent estimate of cash flows, no additional other-than-temporary-impairment (“OTTI”) had occurred. Under guidance for recognition and presentation of other-than-temporary impairments, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

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

Prepayment Assumptions

Assumptions are based on evaluation of the conditional prepayment rates (“CPR”) and conditional repayment rates (“CRR”) over a 1 month, 3 month, 6 month, 1 year and lifetime basis – to the extent these values are provided by the servicer; estimated prepayment rates provided by the Securities Industry & Financial Markets Association (“SIFMA”), forecasts from other industry experts, and judgment given recent deterioration in credit conditions and declines in property values.

Default Rates

Estimates for the conditional default rate (“CDR”) vectors are based on the status of the loans at the valuation date – current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and proprietary loss migration models (i.e. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to month 36 to our month 37 CDR value and ultimately vector to zero over an extended period of time of at least 15 years.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 6—Mortgage-Backed Securities—continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7– Disclosures About Credit Quality and the Allowance for Credit Losses on Loans

Classes

For purposes of determining the allowance for loan losses, The Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: residential real estate loans, commercial, construction, home equity loans, automobile loans and other consumer loans. The company also separates these segments into classes based on the associated risks within these segments. Commercial loans are divided into the following five classes: construction, land acquisition and development, commercial loans secured by real estate, commercial loans unsecured and leases. Residential loans are divided into two classes, residential owner occupied and residential rental properties.

Each class of loan requires significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment. Management must use judgment in establishing additional input metrics for the modeling process. The assumptions used to determine the allowance are independently validated and reviewed to ensure that their theoretical foundation, assumptions, data integrity, computational processes, reporting practices, and end user controls are appropriate and properly documented.

Historical loss percentages are also utilized to assist in projecting potential future losses.

Based on credit risk assessment and management’s analysis of leading predictors of losses, additional loss multipliers are applied to loan balances. During the period management has applied additional loss estimations based on the current environmental factors, geographical concentrations, the state of the local economy and current bankruptcy rates.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

The Allowance for Loan Losses and Recorded Investment in loans for the three months ended March 31, 2011 are as follows:

Allowance for Credit Losses

For the six months ended March 31, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
March 31, 2011
Allowance for credit losses:
Beginning Balance	$179	$5,380	$906	$108	$61	$—	$6,634
Charge-Offs	(73)	(2,091)	(284)	—	(26)	—	(2,474)
Recoveries	—	—	—	—	46	—	46
Provisions	1,375	(607)	(38)	151	(81)	—	800

Ending Balance	$1,481	$2,682	$584	$259	$0	$—	$5,006

Ending balance individually evaluated for impairment	$3,960	$7,636	$10,144	$384	$—	$24	$22,148

Ending balance collectively evaluated for impairment	$168,341	$140,342	$19,428	$33,531	$1,607	$2,024	$365,273

Ending Allowance balance for loan individually evaluated for impairment	$818	$213	$261	$88	$—	$—	$1,380

Ending Allowance balance for loans collectively evaluated for impairment	$663	$2,469	$323	$171	$—	$—	$3,626

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

Credit Quality Indicators

The Company has several credit quality indicators to manage credit risk in an ongoing manner. The Company’s primary credit quality indicators are to use an internal credit risk rating system that categorizes loans and leases into pass, special mention, or classified categories. Credit risk ratings are applied individually to those classes of loans and leases that have significant or unique credit characteristics that benefit from a case-by-case evaluation. These are typically loans and leases to businesses or individuals in the classes which comprise the commercial portfolio segment. Groups of loans and leases that are underwritten and structured using standardized criteria and characteristics, such as statistical models (e.g., credit scoring or payment performance), are typically risk rated and monitored collectively. These are typically loans and leases to individuals in the classes which comprise the consumer portfolio segment. Loan classifications are generated on a monthly basis.

The following are the definitions of the Company’s credit quality indicators:

Pass

Asset is of sufficient quality to not warrant any mention whatsoever.

Special Mention

These credit facilities have potential developing weaknesses that deserve extra attention from the Account Manager and other management personnel. This classification may be warranted if a developing weakness is evident that is associated with the ability of the borrower to repay. If a developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the bank’s debt in the future. This grade should not be assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved.

Substandard

Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current net worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that some future loss will be sustained by the bank if such weaknesses are not corrected. Clear loss potential, however, does not have to exist in any individual assets classified as substandard.

Doubtful

Loans and other credit extensions doubtful have all the weaknesses inherent in those substandard with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral. Loans in this classification should be placed in non-accrual status, with collections applied to principal on the bank’s books.

Loss

Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future. A portion of a loan may also be assigned this rating since the Bank may determine that the balance of the loan is collectible.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

The classification of loans for the six months ended March 31, 2011 are as follows:

March 31, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$168,448	$140,924	$18,719	$33,531	$1,604	$2,048	$365,274
Special Mention	671	4,552	7,415	296	3	—	12,937
Substandard	3,182	2,502	3,438	88	—	—	9,210
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$172,301	$147,978	$29,572	$33,915	$1,607	$2,048	$387,421

(1)	Includes single-family residential mortgages and single-family rental properties.

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

A portion of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts per loan terms based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied, although management has decided to limit future origination volume for this loan product. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from 1.5% to 2.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 10 years with amortizations up to 20 years.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers, hospitality, and commercial and industrial buildings. Such loans generally range in size from $100,000 to $5 million. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms 5 to 10 years with amortizations of up to 25 years.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin with a floor, typically with interest rate floors for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk.

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

The Bank originates second mortgage loans and home equity lines of credit. Second mortgage loans are made at fixed rates and for terms of up to 15 years. The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and are currently offered at the prime rate with a floor of 4%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

Impaired loans for the six months ended March 31, 2011 are as follows:

Impaired Loans

For the Periods ending March 31, 2011

(Dollars in Thousands)

	Recorded Investments	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2011
Loans without a specific valuation allowance:
Residential Loans (1)	$1,905	$1,898	$—	$1,905	$5
Commercial Loans	2,337	2,331	—	2,367	10
Constructions Loans	—	—	—	—	—
Loan Acquisition & Development	432	432	—	433	8
Home Equity Loans	—	—	—	—	—
Consumer Loans	21	21	—	22	2
Other Loans	—	—	—	—	—

Total	$4,695	$4,682	$—	$4,727	$25

Loans with a specific allowance recorded:
Residential Loans (1)	$1,672	$1,670	$818	$1,702	$4
Commercial Loans	475	474	213	505	18
Constructions Loans	—	—	—	—	—
Loan Acquisition & Development	3,438	3,438	261	3,438	22
Home Equity Loans	88	88	88	88	—
Consumer Loans	—	—	—	—	—
Other Loans	—	—	—	—	—

Total	$5,673	$5,670	$1,380	$5,733	$44

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

Past due loans for the six months ended March 31, 2011 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

For the Period Ended March 31, 2011

	31-60 Days Past Due	61-90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Loans Greater Than 90 Days and Accruing
Residential Loans (1)	$672	$—	$541	$1,213	$171,088	$172,301	$—
Commercial Loans	6,344	406	5,540	12,290	135,687	147,977	—
Construction Loans	—	—	—	—	29,572	29,572	—
Home Equity Loans	154	—	—	154	33,761	33,915	—
Automobile Loans	19	3	—	22	1,585	1,607	—
Other Loans	—	—	—	—	2,049	2,049	—

Total	$7,189	$409	$6,081	$13,679	$373,742	$387,421	$—

(1)	Includes single-family residential mortgages and single-family rental properties.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectability of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged-off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged-off, or any expected loss is reserved for when management concludes that they are uncollectible.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

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

Charge-off Policies

The Company’s loan charge-off policies are as follows:

When loans become 90 days delinquent the Bank performs an analysis to determine if a loss is expected. Loans are generally charged down to the fair value of collateral securing the asset, less estimated cost to sell, when management judges the asset to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames; the asset has been classified as loss by either the internal loan review process or external examiners, the borrower has filed bankruptcy and the loss becomes evident based on a lack of assets.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

Loans on Nonaccrual Status

As of March 31, 2011 and 2010

(Dollars in Thousands)

	2011	2010
With no related allowance recorded:
Residential Loans (1)	$1,897	$301
Commercial Loans	2,331	592
Constructions Loans	432	—
Home Equity Loans	—	83
Automobile Loans	—	—
Other Loans	—	—

Total	$4,660	$976

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 8 – Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for three month periods ended March 31, 2011 and 2010, respectively are as follows:

	For the Six Months Ended March 31,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands except per share data)
Basic EPS
Net Income	$233	2,985	$.08	$31	2,918	$.01
Less preferred dividend	(573)	2,985	(.19)	(313)	2,918	(.10)

Loss available to common shareholders	(340)	2,985	(.11)	(282)	2,918	(.09)
Diluted EPS
Effect of dilutive shares	—	—	—	—	—	—

Loss available to common shareholders plus assumed conversions	$(340)	2,985	$(.11)	$(282)	2,918	$(.09)

	For the Three Months Ended March 31,
	2011			2010
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands except per share data)
Basic EPS
Net Income	$188	2,998	$.06	$(639)	2,919	$(.22)
Less preferred dividend	(417)	2,988	(.14)	(156)	2,919	(.05)

Loss available to common shareholders	(229)	2,998	(.08)	(795)	2,919	(.27)
Diluted EPS
Effect of dilutive shares	—	—	—	—	—	—

Loss available to common shareholders plus assumed conversions	$(229)	2,998	$(.08)	$(795)	2,919	$(.27)

Options to purchase 53,777 shares which were outstanding at March 31, 2011 and 64,436 shares which were outstanding March 31, 2010, were not included in the computation of diluted EPS because the effect would have been anti-dilutive. Warrants to purchase 183,465 shares which were outstanding at March 31, 2011 and March 31, 2010 were not included in the computation of diluted EPS because the effect of which would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 9 – Preferred Stock

On March 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash.

The warrant is exercisable at $8.83 per share at any time on or before March 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. The warrant will not be subject to any contractual restrictions on transfer. The Series A preferred stock was repurchased on January 26, 2011, but the warrant remains outstanding. For further information, see “Recent Developments”.

Note 10 – Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2011.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$62,716	10.13%	$9,284	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	62,716	15.30	N/A	N/A	(3)		24,588	6.00
Core (1)	62,716	10.13	24,758	4.00			30,948	5.00
Risk-weighted (2)	66,302	16.18	32,783	8.00			40,979	10.00

(1)	To adjust total assets
(2)	To risk-weighted assets
(3)	Not applicable

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 11 – Stock Option Plans

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. Also, there were no options granted during the year ended September 30, 2010 or during the six months ended March 31, 2011.

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2010 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 177,930 options granted during the six months ended March 31, 2011.

The following table summarizes the shares under the Company’s stock option plan at March 31, 2011:

Number of Shares	Price	Weighted Average Contractual Life
29,610	$21.61	1.1
10,528	28.41	5.7
5,264	17.95	6.7
22,193	11.61	6.7
11,796	8.25	8.2
177,930	10.29	9.6

The total exercisable shares of 52,625 have a weighted average contractual life of 3.8 years, and an aggregate intrinsic value of $190,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 11—Stock Option Plans—continued

The following table presents the activity related to options under all plans for the six months ended March 31, 2011.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	79,391	$17.49
Options exercised	—	—
Forfeited	—	—
Granted	177,930	10.29

Outstanding at March 31, 2011	257,321	$12.51

Exercisable at March 31, 2011	52,625	$18.65

During the six months ended March 31, 2011 there were 177,930 stock options granted. There were no stock options granted during the six months ended March 31, 2010. Option expense recognized during the six month periods ended March 31, 2011 and 2010, respectively was $102,000 and $33,619, respectively. As of March 31, 2011, $655,000 of total unrecognized pretax expense related to stock options is expected to be recognized from April 1, 2011 through November 30, 2014.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 12 – Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

Note 13 – Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $557,000 of standby letters of credit as of March 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2011 for guarantees under standby letters of credit issued is not considered to be material.

Note 14 – Fair Value Measurements

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 14—Fair Value Measurements—continued

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

There were $253,000 in transfers between levels during the six months ended March 31, 2011. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

Securities Available for Sale

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of March 31, 2011 and September 30, 2010 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At March 31, 2011			Total changes In fair values Included in Period
	Total	Level 1	Level 2	Level 3	Earnings
	($ in thousands)
Loans available for sale	$209	$—	$209	$—	$—
FFCB available for sale	2,000	—	2,000	—	—
FHLB Bonds available for sale	10,457	—	10,457	—	—
FHLMC Bonds available for sale	2,000	—	2,000	—	—
FNMA Bonds available for sale	3,960	—	3,960	—	—
Corporate Bonds available for sale	4,965	—	4,965	—	—
GNMA certificates available for sale	3,604	—	3,604	—	—
FNMA certificates available for sale	18,977	—	18,977	—	—
FHLMC certificates available for sale	10,190	—	10,190	—	—
Private label collateralized mortgage obligations available for sale	13,128		13,128
Collateralized mortgage obligations available for sale	53,298	—	53,298	—	—

	$122,788	$—	$122,788	$—	$—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 14—Fair Value Measurements—continued

		At September 30, 2010			Total changes In fair values Included in Period Earnings
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Loans available for sale	$934	$—	$934	$—	$—
FFCB available for sale	2,001	—	2,001	—	—
FHLB Bonds available for sale	8,005	—	8,005	—	—
FHLMC Bonds available for sale	5,007	—	5,007	—	—
FNMA Bonds available for sale	2,000	—	2,000	—	—
Corporate Bonds available for sale	1,377	—	1,377	—	—
GNMA certificates available for sale	3,682	—	3,682	—	—
FNMA certificates available for sale	22,644	—	22,644	—	—
FHLMC certificates available for sale	10,937	—	10,937	—	—
Collateralized mortgage obligations available for sale	28,712	—	28,712	—	200	(1)

	$84,365	$—	$84,365	$—	$200

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis, but are subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs. The write-downs for the Company’s more significant assets or liabilities measured on a non-recurring basis are based on the lower of amortized cost or estimated fair value.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 14—Fair Value Measurements—continued

Foreclosed Real Estate and Repossessed Assets

Once an asset is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and Repossessed Assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was $2.1 million in foreclosed real estate at March 31, 2011.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

	At March 31, 2011
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Impaired Residential Loans	$3,568	$—	$—	$3,568
Impaired Commercial and Lease Loans	6,675	—	—	6,675
Impaired Home Equity Loans	88	—	—	88
Impaired Consumer Loans	21	—	—	21
Foreclosed Real Estate and Repossessed Assets	2,180	—	—	$2,180

Total	$12,532	$—	$—	$12,532

	At September 30, 2010
	Total	Level 1	Level 2	Level 3
	($ in thousands)
Impaired Residential Loans	$656	$—	$—	$656
Impaired Commercial and Lease Loans	12,129	—	—	12,129
Impaired Construction Loans	—	—	—	—
Foreclosed Real Estate and Repossessed Assets	—	—	—	$—

Total	$12,785	$—	$—	$12,785

Balance at September 30, 2010	$12,785
Total net gains for the year	—
Transfers into level 3	5,201

Transfers out of level 3	(5,474)

Balance at March 31, 2011	$12,532

Net realized gains included in net income for the year to date relating to sales of repossessed assets.	$7

Impaired Loans, Foreclosed Real Estate and Repossessed Assets

($ in thousands)

March 31, 2011

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Real Estate Owned	Total
Beginning Balance	$656	$12,129	$—	$—	$—	$—	$12,785
Transfers into Level 3	2,912	—	—	88	—	2,180	5,201
Transfers out of Level 3	—	(5,454)	—	—	—	—	(5,454)

Ending Balance	$3,568	$6,675	$—	$88	$—	$2,180	$12,532

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 15 – Disclosures About Fair Value of Financial Instruments

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Note 15—Disclosures About Fair Value of Financial Instruments—continued

The estimated fair values of the Bank’s financial instruments are as follows:

	March 31, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$6,439	$6,439	$11,371	$11,371
Interest-bearing deposits in other banks	12,700	12,700	11,829	11,829
Federal funds sold	69,255	69,255	85,699	85,699
Interest-bearing time deposits	—	—	100	100
Investment securities available for sale	23,382	23,382	18,390	18,390

Loans Receivable
Mortgage loans	370,503	387,246	384,481	409,498
Share loans	393	393	369	369
Consumer loans	3,141	2,901	4,083	4,254
Mortgage-backed securities – available for sale	99,197	99,197	65,975	65,975
Federal Home Loan Bank of Atlanta stock	1,327	1,327	1,378	1,378
Bank owned life insurance	15,997	15,997	15,655	15,655
Accrued interest receivable	2,144	2,144	2,114	2,114
Mortgage servicing rights	163	163	212	212

Financial Liabilities
Deposits	$543,215	$545,447	$534,366	$535,120
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accounts payable trade date securities	7,082	7,082	2,000	1,993
Accrued interest payable	111	111	92	92

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

Recent Developments

Repurchase of Series A Preferred Stock

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in March 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. The TARP repayment will save the Company $540,000 in annual preferred dividends. As a result of the redemption, the Company had to accelerate accretion of the remaining discount on the preferred stock and record a reduction in retained earnings, thereby reducing net income available to common shareholders by approximately $310,000 during the three months ending March 31, 2011. The warrant issued to the U.S, Treasury has not been repurchased and remains outstanding, for further information, see “— Liquidity and Capital Resources.”

On April 8, 2011 the Company announced their application submittal to the Office of the Commissioner of Financial Regulation of the State of Maryland to convert its charter from a federally chartered savings bank to a Maryland-chartered commercial bank. BCSB Bancorp, Inc. has also filed an application with the Federal Reserve Bank to become a bank holding company. The charter change will not have any significant financial or regulatory impact or affect BCSB’s current activities. Subject to receiving the necessary regulatory approvals, the charter conversion is expected to be completed in the third quarter of 2011.

On January 18, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”) and executed a Promissory Note in connection with the receipt of an 18-month revolving loan facility from M&T in the maximum principal amount of $2.0 million which matures on June 1, 2012. Pursuant to the terms of a Pledge Agreement entered into on the same date as the Credit Agreement, the loan is secured by the Company’s stock in its wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. The Credit Agreement contains customary representations, warranties and covenants that are valid as between the parties and as of the date of entering into such Credit Agreement. The description of the Credit Agreement is a summary and is qualified in its entirety by the terms of the Credit Agreement.

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

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

During the six months ended March 31, 2011, assets increased by $4.2 million, or .7%, from $620.6 million at September 30, 2010 to $624.8 million at March 31, 2011. Our cash and cash equivalents decreased $20.5 million, or 18.8% from $108.9 million at September 30, 2010 to $88.4 million at March 31, 2011, primarily due to the deployment of available liquidity to purchase investment securities and mortgage-backed securities. During the six months ended March 31, 2011 investment securities increased by $5.0 million, or 27.2% from $18.4 million at September 30, 2010 to $23.4 million at March 31, 2011. Mortgage-backed securities available for sale increased by $33.2 million, or 50.4%, from $66.0 million at September 30, 2010 to $99.2 million at March 31, 2011. At March 31, 2011, all mortgage-backed securities were classified as available for sale for liquidity purposes. Net loans receivable decreased $14.2 million, or

3.7%, from $388.0 million at September 30, 2010 to $373.8 million at March 31, 2011. Residential loans have decreased due to accelerated repayments. Commercial loan volume has also decreased due to a decline in the demand for commercial loans. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending.

Deposits increased by $8.8 million, or 1.7%, from $534.4 million at September 30, 2010 to $543.2 million at March 31, 2011. The Bank has been successful in attracting new deposits without increasing the overall cost for such funds.

Stockholders’ equity decreased by $10.9 million, or 17.8%, from $61.4 million at September 30, 2010 to $50.5 million at March 31, 2011. This decrease was due primarily to the repurchase of all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. There was also an increase in accumulated other comprehensive loss. Our accumulated other comprehensive loss net of taxes was $722,000 at March 31, 2011, compared to accumulated other comprehensive loss net of taxes of $405,000 at September 30, 2010. At March 31, 2011, we had $2.6 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $15.6 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.6 million as of September 30, 2010. We recorded other-than-temporary impairment (“OTTI”) charges of $100,000 on these securities during the year ended September 30, 2010. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidate Statement of Operations.

Comparison of Operating Results for the Six Months Ended March 31, 2011 and 2010

Net Income. Net loss available to common shareholders was $340,000 for the six months ended March 31, 2011 and $282,000 for the six months ended March 31, 2010. The increase in net loss was primarily due to the accelerated accretion of the remaining discount on preferred stock repurchased, which approximated $310,000 in addition to normal accretion of $21,000 and $21,000 during the three and six months ended March 31, 2011 respectively. Also, net interest income decreased during the six months ended March 31, 2011 compared to March 31, 2010 and non-interest expenses increased during the six months ended March 31, 2011 compared to the same period in the preceding year. Our results benefited by a lower provision for losses on loans during the six months ended March 31, 2011 compared to the six months ended March 31, 2010.

Net Interest Income. Net interest income decreased by $754,000, or 7.7%, from $9.8 million for the six months ended March 31, 2010 to $9.0 million for the six months ended March 31, 2011. The decrease in net interest income primarily was due to lower yields and lower average balances on loans and mortgage-backed securities. The average balance on mortgage-backed securities decreased due to the sale of approximately $20.4 million of mortgage-backed securities during the three months ended September 30, 2010. The sale offset the loss from disposing of a problem CMO, which had resulted in cumulative OTTI charges if $600,000. This was partially offset by higher average balances and higher yields on investment securities, and reduced cost of funds on the deposit portfolio during the period. The net interest margin decreased 43 basis points from 3.57% for the six months ended March 31, 2010 to 3.14% for the six months ended March 31, 2011.

Interest Income. Interest income decreased by $1.2 million, or 8.3% from $14.7 million for the six months ended March 31, 2010 to $13.5 million for the six months ended March 31, 2011. This was primarily due to lower yields and lower average balances on loans and mortgage-backed securities. The average rate earned on total interest-earning assets declined by 68 basis points from 5.37% for the six months ended March 31, 2010 to 4.69% for the six months ended March 31, 2011.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense decreased from $4.9 million for the six months ended March 31, 2010 to $4.5 million for the six months ended March 31, 2011, a decrease of $462,000 or 9.4%. Interest on deposits decreased $466,000 from $4.6 million for the six months ended March 31, 2010 to $4.1 million for the six months ended March 31, 2011. This decrease was due to the decrease in the average cost of deposits of 30 basis points from 1.83% for the six months ended March 31, 2010 to 1.53% for the six months ended March 31, 2011. This was partially offset by an increase in the average balance of deposits of $37.4 million from $504.0 million for the six months ended March 31, 2010 to $541.4 million for the six months ended March 31, 2011.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2011 and 2010. Total average assets are computed using month-end balances.

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

	For the Six Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$384,145	$11,673	6.08%	$401,378	$12,310	6.13%
Mortgage-backed securities	71,545	1,481	4.14	87,486	2,294	5.24
FHLB stock and Investment securities	13,576	187	2.75	1,485	3	.40
Other interest earning assets	104,861	129	.25	56,723	79	.28

Total Interest-earning assets	574,127	13,470	4.69	547,072	14,686	5.37
Bank Owned Life Insurance	15,802			15,128
Noninterest-earning assets	30,717			25,092

Total assets	$620,646			$587,292

Interest-bearing liabilities:
Deposits	$541,441	$4,143	1.53%	$504,030	$4,609	1.83%
Junior Subordinated Debentures	17,011	307	3.61	17,011	303	3.56
Other liabilities	1,033	—	.00	1,185	—	.00

Total interest-bearing liabilities	559,485	4,450	1.59	522,226	4,912	1.88

Noninterest-bearing liabilities	5,172			4,942

Total liabilities	564,657			527,168
Stockholders’ Equity	55,989			60,124

Total liabilities and stockholders’ equity	$620,646			$587,292

Net interest income		$9,020			$9,774

Interest rate spread			3.10%			3.49%

Net interest margin			3.14%			3.57%

Ratio average interest earning assets/interest-bearing liabilities			102.62%			104.76%

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

	For Six Months Ended March 31,
	2011		Vs.	2010
	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(530)	(112)		5	(637)
Mortgage-backed securities	(418)	(483)		88	(813)
Investment securities	24	17		143	184
Other interest-earning assets	71	(11)		(10)	50

Total interest-earning assets	(853)	(589)		226	(1,216)

Interest expense:
Deposits	342	(752)		(56)	(466)
Junior Subordinated Debentures	—	4		—	4

Total interest-bearing liabilities	342	(748)		(56)	(462)

Change in net interest income	$(1,195)	159		282	(754)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established an additional $800,000 provision for losses on loans during the six months ended March 31, 2011 as compared to a provision of $2.5 million for the six months ended March 31, 2010. Additional loan loss provisions were necessary to address troubled assets, particularly in relation to the single family rental property loans portfolio. Nonperforming loans were $9.1 million at March 31, 2011 versus $12.8 million at September 30, 2010, the Company’s prior fiscal year end. Most of the nonperforming assets consisted of commercial loans which decreased to $5.8 million at March 31, 2011 from $10.4 million at September 30, 2010 primarily due to the foreclosure and transfer of certain non performing assets to other real estate owned. Loan charge-offs for the six months ended March 31, 2011 were $2.5 million as compared to $49,000 for the six months ended March 31, 2010, an increase of $2.4 million. Loan recoveries were $46,000 for the six months ended March 31, 2011 compared to $62,000 for the six months ended March 31, 2010. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income increased $121,000, or 10.0%, from $1.2 million for the six months ended March 31, 2010 to $1.3 million for the six months ended March 31, 2011. The increase in other income for the six months ended March 31, 2011 was primarily attributable to a decrease in other than temporary impairment charges of $100,000. There was also an increase in income from the Bank Owned Life Insurance of $28,000, or 9.5% and an increase in miscellaneous income of $81,000, or 14.2%, which was primarily due to additional commissions from investment services. These increases were partially offset by a decrease of $73,000, or 19.1%, in fees on transaction accounts.

Non-interest Expenses. Total non-interest expenses increased by $743,000, or 8.7%, from $8.6 million for the six months ended March 31, 2010 to $9.3 million for the six months ended March 31, 2011. This was primarily due an increase in other expenses of $372,000, or 265.7% from $140,000 for the six months ended March 31, 2010 to $512,000 for the six months ended March 31, 2011. This was primarily due to increased cost associated with impaired loans and foreclosed real estate. Salaries and related benefits also increased by $258,000, or 5.5% from $4.7 million for the six months ended March 31, 2010 to $4.9 million for the six months ended March 31, 2011. The increase related primarily to additional personnel and increased benefit costs. Federal deposit insurance premiums increased by $47,000, or 9.7% from $486,000 for the six months ended March 31, 2010 to $533,000 for the six months ended March 31, 2011. This increase was due to an increase in the deposit portfolio. These increases were partially offset by a decrease in property and equipment expense of $126,000, or 26.8% from $470,000 for the six months ended March 31, 2010 to $344,000 for the six months ended March 31, 2011. The decrease in property and equipment expenses was primarily due to decreased depreciation expense as certain fixed assets became fully depreciated.

Income Taxes. Our income tax (benefit) was $(11,000) and $(133,000) for the six months ended March 31, 2011 and 2010, respectively. The change in income taxes for the six months ended March 31, 2011 as compared to the same period in the prior year was primarily due to increased pretax earnings.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Net Income. Net loss available to common shareholders decreased by $566,000 or 71.2%, from $795,000 for the three months ended March 31, 2010 to of $229,000 for the three months ended March 31, 2011. The decrease was primarily due to lesser loan loss provisions partially offset by the accelerated accretion of the remaining discount on preferred stock repurchased, which approximated $310,000 in addition to normal accretion of $21,000, decreased net interest income and increased non-interest expenses.

Net Interest Income. Net interest income decreased by $290,000, or 6.0%, from $4.9 million for the three months ended March 31, 2010 to $4.6 million for the three months ended March 31, 2011. The decrease in net interest income primarily was attributable to the decreased volume of loans and decreased volume and yield on mortgage backed securities. The decreased yield on mortgage-backed securities was primarily the result of the sale of approximately $20.4 million of mortgage-backed securities during the three months ended September 30, 2010. The sale offset the loss from disposing of a problem CMO, which had resulted in cumulative OTTI charges if $600,000. Offsetting the effects of these events was a decline in cost of funds on deposits.

Interest Income. Interest income decreased by $576,000, or 8.0% from $7.2 million for the three months ended March 31, 2010 to $6.7 million for the three months ended March 31, 2011. This was primarily due to decreases in average balances on loans receivable and mortgaged backed securities and decreased average yields on mortgage backed securities. The decline in loans was $21.4 million, or 5.3% in the average balance of loans receivable, from $402.0 million for the three months ended March 31, 2010 to $380.6 million for the three months ended March 31, 2011. The decrease was due to declines in loan origination volume and normal principle repayments. Commercial loan volume has declined due to the current economic environment. Average balances for mortgage backed securities declined by $7.7 million from $85.6 million during the three months ended March 31, 2010 to $77.9 million during the three months ended March 31, 2011. The decrease was due to normal principal paydowns.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense, decreased from $2.4 million for the three months ended March 31, 2010 to $2.1 million for the three months ended March 31, 2011, a decrease of $286,000 or 12.0%. Interest on deposits decreased $289,000, or 12.9%, from $2.2 million for the three months ended March 31, 2010 to $2.0 million for the three months ended March 31, 2011. This decrease was due to the decrease in the average cost of deposits of 32 basis points from 1.76% for the three months ended March 31, 2010 to 1.44% for the three months ended March 31, 2011. This was partially offset by a 6.5% increase in the average balance of deposits of $33.1 million from $508.8 million for the three months ended March 31, 2010 to $541.8 million for the three months ended March 31, 2011. Other interest expense, which consists primarily of the interest on the Junior Subordinated Debentures increased by $3,000, or 2.0% from $149,000 for the three months ended March 31, 2010 to $152,000 for the three months ended March 31, 2011. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2011 and 2010. Total average assets are computed using month-end balances.

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

	For the Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$380,600	$5,741	6.03%	$402,005	$6,073	6.04%
Mortgage-backed securities	77,928	755	3.88	85,582	1,122	5.24
FHLB stock and Investment securities	12,979	108	3.33	1,485	2	.54
Other interest-earning assets	94,123	61	.26	66,629	44	.26

Total Interest-earning assets	565,630	6,665	4.71	555,701	7,241	5.21
Bank Owned Life Insurance	15,891			15,201
Noninterest-earning assets	35,251			24,566

Total assets	$616,772			$595,468

Interest-bearing liabilities:
Deposits	$541,832	$1,952	1.44%	$508,751	$2,241	1.76%
Junior Subordinated Debentures	17,011	152	3.57	17,011	149	3.50
Other liabilities	1,033	—	—	1,415	—	—

Total interest-bearing liabilities	559,876	2,104	1.50	527,177	2,390	1.81

Noninterest-bearing liabilities	6,518			8,076

Total liabilities	566,394			535,253
Stockholders’ Equity	50,378			60,215

Total liabilities and stockholders’ equity	$616,772			$595,468

Net interest income		$4,561			$4,851

Interest rate spread			3.21%			3.40%

Net interest margin			3.23%			3.49%

Ratio average interest-earning assets/interest-bearing liabilities			101.03%			105.41%

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

	For Three Months Ended March 31,
	2011		Vs.	2010
	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(323)	(9)		0	(332)
Mortgage-backed securities	(100)	(293)		26	(367)
Investment securities	16	10		80	106
Other interest-earning assets	20	—		(3)	17

Total interest-earning assets	(387)	(292)		103	(576)

Interest expense:
Deposits	146	(408)		(27)	(289)
Junior Subordinated Debentures	—	3		—	3

Total interest-bearing liabilities	146	(405)		(27)	(286)

Change in net interest income	$(533)	113		130	(290)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the three months ended March 31, 2011 we did not establish additional provisions for losses on loans, as compared to a provision of $2.2 million for the three months ended March 31, 2010. There were no reserves added to the provision during the three months ended March 31, 2011 based upon a loss reserve assessment conducted in relation to our loan portfolio at that time. This analysis indicated that current reserve levels of $5.0 million were sufficient when considering changes in the composition of the loan portfolio and troubled assets. In addition, charge-offs for the three months ended March 31, 2011 were $2.2 million as compared to $8,000 for the three months ended March 31, 2010. The $2.2 million charge-off was primarily associated with the transfer of a loan collateralized with commercial real estate utilized as an owner occupied manufacturing facility to Foreclosed Real Estate. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $38,000, or 7.5%, from $504,000 for the three months ended March 31, 2010 to $542,000 for the three months ended March 31, 2011. The increase in other income for the three months ended March 31, 2011 was attributable to a decrease in other than temporary impairment charges of $100,000 and an increase in income from Bank Owned Life Insurance of $19,000 from $145,0000 for the three months ended March 31, 2010 to $164, 000 for the three months ended March 31, 2011. This was partially offset by decreases in fees on transaction accounts and commissions from investment services.

Noninterest Expenses. Total non-interest expenses increased by $584,000, or 13.6%, from $4.3 million for the three months ended March 31, 2010 to $4.9 million for the three months ended March 31, 2011. This was primarily due other expenses which increased by $279,000, or 457.4%, from $61,000 for the three months ended March 31, 2010 to $340,000 for the three months ended March 31, 2011. This increase was primarily due to costs associated with impaired loans and foreclosed real estate. Salaries and related expense also increased by $185,000, or 7.9% from $2.3 million for the three months ended March 31, 2010, to $2.5 million for the three months ended March 31, 2011. This increase related to additional personnel and benefit costs. Professional fees increased by $134,000, or 122.9% from $109,000 for the three months ended March 31, 2010 to $243,000 for the three months ended March 31, 2011. This increase was primarily related to legal and consulting services associated with TARP redemption, securing a line of credit at M & T Bank and applying for charter conversion, all of which took place during the period. These increases were partially offset by a decrease in property and equipment expenses of $105,000, or 38.0% from $276,000 for the three months ended March 31, 2010 to $171,000 for the three months ended March 31, 2011. The decrease in property and equipment expenses was primarily due to decreased depreciation expense as certain fixed assets have become fully depreciated.

Income Taxes. Our income tax expense (benefit) was $46,000 and $(491,000) for the three months ended March 31, 2011 and 2010, respectively. The change in income taxes for the three months ended March 31, 2011 as compared to the same period in the prior year was primarily due to increased pretax earnings. Our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At March 31 2011	At September 30, 2010
	(In thousands)
Commitments to originate new loans	$1,757	$3,657
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	34,263	35,936
Commercial letters of credit	557	853

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

Loans Receivable

Loans receivable at March 31, 2011 and September 30, 2010 consist of the following:

	March 31, 2011	September 30, 2010
	(in thousands)
Single-family residential mortgages	$101,455	$117,186
Single-family rental property loans	70,637	70,662
Commercial real estate loans	137,934	136,573
Construction loans	29,572	23,800
Commercial loans secured	550	880
Commercial loans unsecured	73	78
Commercial lease loans	736	1,225
Commercial lines of credit	8,685	7,986
Automobile loans	1,607	2,544
Home equity lines of credit	33,915	33,840
Other consumer loans	2,048	2,015

	387,212	396,789

Less – undisbursed portion of loans in process	(8,218)	(2,042)
– unearned interest	(7)	(17)
– deferred loan origination fees and costs	(153)	(97)
– allowance for loans losses	(5,006)	(6,634)

	$373,828	$387,999

Asset Quality

At March 31, 2011, we had $11.3 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing 1.8% of total assets. At September 30, 2010 non-performing assets were $12.8 million or 2.06% of assets. Our net (charge-offs) recoveries for the six months ended March 31, 2011 and March 31, 2010 were $(2.4) million and $13,000, respectively. Our allowance for loan losses was $5.0 million at March 31, 2011 compared to $6.6 million at September 30, 2010.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2011	At September 30, 2010
	(In thousands)
Nonperforming loans (1):
Nonaccrual loans:
Single family residential	$631	$656
Single family rental property	2,621	1,664
Multi-family residential	—	—
Commercial real estate	1,915	6,002
Construction	3,380	3,933
Commercial leases	489	240
Commercial loans secured	60	267
Land	—	—
Consumer Loans	21	23

Total nonaccrual loans	9,117	12,785
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	9,117	12,785
Other non-performing assets	2,180	—

Total nonperforming assets	$11,297	$12,785

Nonperforming loans to loans receivable	2.44%	3.29%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	3.00%	3.21%
Nonperforming assets to total assets	1.81%	2.06%
Loans modified in Troubled Debt Restructuring	$3,647	$4,007

(1)	Nonperforming status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at March 31, 2011 and September 30, 2010 are $3.0 million and $4.0 million in Troubled Debt Restructurings (“TDRs”), respectively. At March 31, 2011 and September 30, 2010, TDRs totaling $1.1 million and $3.2 million were not delinquent. Reporting guidance requires disclosure of these loans as nonperforming if they have not been current for at least six consecutive months.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Six Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$6,634	$3,927

Loans charged-off:
Real estate mortgages:
Single-family residential	(73)	—
Multi-family residential	—	—
Commercial	(2,091)
Construction	(284)	—
Commercial Leases	—	(15)
Consumer	(26)	(34)

Total charge-offs	(2,474)	(49)

Recoveries
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial loans secured	—	—
Consumer	46	62

Total recoveries	46	62
Net loans (charged-off) recovered	(2,428)	13
Provision for loan losses	800	2,500

Balance at end of period	$5,006	$6,440

Ratio of net (charge-offs) recoveries to average loans outstanding during the period	.63%	.00%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2011, the Company had $24.6 million in classified assets, consisting of $9.2 million in substandard and loss loans, $13.2 million in substandard CMO’s, and $2.2 million in foreclosed property. At September 30, 2010, the Company had $27.7 million in classified assets consisting of $13.4 million in substandard and loss loans, $14.3 million in substandard CMO’s and $0 in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At March 31, 2011, we have identified approximately $12.9 million in assets classified as special mention. At September 30, 2010, $10.6 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At March 31, 2011, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2011 and 2010, the Company had $32.3 million and $36.6 million, respectively, of gross loan originations. During the six months ended March 31, 2011, the Company purchased $55.4 million in investment securities and mortgage-backed securities. During the six months ended March 31, 2010 the Company did not purchase any investment or mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

The Bank is required to maintain adequate levels of liquid assets as defined by OTS regulations. The Bank’s average daily liquidity ratio for the month of March was approximately 37.0%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than six months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2011, cash, interest-bearing deposits in other banks and federal funds sold were $6.4 million, $12.7 million and $69.2 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $156.0 million as of March 31, 2011. The Company also has a line of credit with M&T for $2.0 million, In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2011 totaled $118.3 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At March 31, 2011, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $557,000, $34.3 million and $1.8 million, respectively.

In March 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the six month LIBOR rate, and reset quarterly. The rate was 3.9% at March 31, 2011. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the six month LIBOR rate, and reset quarterly. The rate was 3.3% at March 31, 2011. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB

Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $303,000 during six months ended March 31, 2010 and $307,000 during the six months ended March 31, 2011.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as that term is defined in Rule 13a-15(e). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010. As of March  31, 2011, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K.

Item 1A. Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010. As of March 31, 2011, the risk factors of the Company have not changed materially from those reported in the Form 10-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

N/A

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (3)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (4)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

Exhibit Number	Title

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (4)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (5)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (5)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (5)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (5)

10.1	Credit Agreement, dated January 18, 2011, by and between BCSB Bancorp, Inc. and Manufacturers and Traders Trust Company (6)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2010 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(4)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(5)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
(6)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 0-53163).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: May 12, 2011	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2011	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)