Form 10-Q
period 2011-06-30
BCSB Bancorp Inc.
filed 2011-08-11
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 31, 2011 the issuer had 3,192,119 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011	September 30, 2010
	(unaudited)
	(dollars in thousands)
Assets
Cash	$6,641	$11,371
Interest-bearing deposits in other banks	12,843	11,829
Federal funds sold	78,882	85,699

Cash and cash equivalents	98,366	108,899
Interest bearing time deposits	—	100
Investment securities, available for sale	14,072	18,390
Loans available for sale	724	934
Loans receivable, net of allowances ($3,876) and ($6,634)	364,251	387,999
Mortgage-backed securities, available for sale	112,276	65,975
Foreclosed real estate	2,841	—
Premises and equipment, net	7,680	7,826
Federal Home Loan Bank of Atlanta stock, at cost	1,190	1,378
Bank owned life insurance	16,129	15,655
Accrued interest and other assets	12,035	13,399

Total assets	$629,564	$620,555

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$31,622	$27,276
Interest-bearing	521,824	507,090

Total deposits	553,446	534,366
Junior subordinated debentures	17,011	17,011
Accounts payable trade date securities	—	2,000
Other liabilities	7,652	5,788

Total liabilities	578,109	559,165

Stockholders’ Equity
Preferred stock (par value $.01 - 5,000,000 authorized, 0 and 10,800 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively)	—	10,469
Common stock (par value $.01 - 50,000,000 authorized, 3,192,119 and 3,120,945 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively)	31	31
Stock warrants	481	481
Additional paid-in capital	39,364	39,084
Obligation under rabbi trust	972	1,002
Retained earnings	12,703	12,698
Accumulated other comprehensive loss (net of taxes)	(214)	(405)
Employee stock ownership plan	(957)	(1,017)
Stock held by rabbi trust	(925)	(953)

Total stockholders’ equity	51,455	61,390

Total liabilities and stockholders’ equity	$629,564	$620,555

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$17,408	$18,296	$5,735	$5,986
Interest on mortgage backed securities	2,420	3,309	939	1,016
Interest and dividends on investment securities	321	4	134	1
Other interest income	178	140	49	60

Total interest income	20,327	21,749	6,857	7,063
Interest Expense
Interest on deposits	6,057	6,882	1,914	2,273
Other interest expense – debentures	456	456	149	153

Total interest expense	6,513	7,338	2,063	2,426

Net interest income	13,814	14,411	4,794	4,637
Provision for losses on loans	800	2,800	—	300

Net interest income after provision for losses on loans	13,014	11,611	4,794	4,337
Other Income
Total other-than-temporary impairment charges	(229)	(1,052)	(279)	—
Less: Portion included in other comprehensive income (pre-tax)	129	952	179	—

Net other-than-temporary impairment charges on securities available for sale	(100)	(100)	(100)	—
Gain on sale of repossessed assets	7	8	—	(6)
Mortgage banking operations	223	58	55	15
Fees on transaction accounts	465	570	154	187
Income from bank owned life insurance	456	430	132	134
Miscellaneous income	669	802	153	233

Total other income	1,720	1,768	394	563
Non-Interest Expenses
Salaries and related expense	7,486	6,898	2,543	2,213
Occupancy expense	1,923	1,888	648	674
Federal deposit insurance premiums	710	682	176	195
Data processing expense	1,321	1,239	422	399
Property and equipment expense	468	643	125	173
Professional fees	518	437	108	112
Advertising	354	316	110	83
Telephone, postage and office supplies	244	236	81	48
Provision for losses on foreclosed real estate	292	—	292	—
Other expenses	685	209	172	70

Total non-interest expenses	14,001	12,548	4,677	3,967

Income before tax provision	733	831	511	933
Income tax expense	156	193	167	326

Net income	577	638	344	607
Preferred stock dividends and discount accretion	(573)	(469)	—	(156)

Net income available to common shareholders	$4	$169	$344	$451

Per Share Data:
Basic earnings per share of common stock	$.00	$.06	$.11	$.15

Diluted earnings per share of common stock	.00	.06	.11	.14

Dividends per common share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Nine Months Ended June 30,
	2011	2010
	( in thousands)
Net income available to common shareholders	$4	$169
Other comprehensive income, net of tax:
Unrealized net holding gains on Available-for-sale portfolios, net of tax of $124 and $927, respectively	191	1,423

Comprehensive income	$195	$1,592

	For the Three Months Ended June 30,
	2011	2010
	( in thousands)
Net income available to common shareholders	$344	$451
Other comprehensive income, net of tax:
Unrealized net holding gains on Available-for-sale portfolios, net of tax of $331 and $615, respectively	508	945

Comprehensive income	$852	$1,396

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2011	2010
	(dollars in thousands)
Operating Activities
Net income	$577	$638
Adjustments to reconcile net income to net cash provided by operating activities
Other-than-temporary impairment charges on securities available for sale	100	100
Amortization of deferred loan fees and cost, net	(169)	(156)
Non-cash compensation under stock-based benefit plan	368	181
Provision for losses on loans	800	2,800
Amortization of purchase premiums and discounts, net	32	10
Provision for depreciation	521	672
Loss on disposal of premises and equipment	13	—
Gains on sale of real estate and repossessed assets	(7)	(8)
Increase in cash surrender value of bank owned life insurance	(456)	(430)
Provision for losses on foreclosed real estate	292	—
Decrease (increase) in accrued interest and other assets	1,313	(2,323)
Gain on sale of loans	(150)	(49)
Loans originated for sale	(14,920)	(4,829)
Proceeds from loans sold	15,280	4,878
Increase (decrease) in other liabilities	15	(773)
Decrease in obligation under Rabbi Trust	(28)	(45)

Net cash provided by operating activities	3,581	666
Cash Flows from Investing Activities
Purchase of bank owned life insurance	(17)	(12)
Net decrease in loans	19,985	1,766
Proceeds from maturity of interest-bearing deposits	100	—
Purchase of investment securities – available for sale	(15,500)	—
Proceeds from maturities of investment securities – available for sale	20,000	—
Purchase of mortgage-backed securities – available for sale	(56,896)	—
Principal collected on mortgage-backed securities	10,521	15,288
Proceeds from sales of foreclosed real estate	—	639
Proceeds from sales of repossessed assets	5	47
Decrease in accounts payable trade date securities	(2,000)	—
Investment in premises and equipment	(387)	(145)
Redemption of Federal Home Loan Bank stock	188	—
Proceeds from sale of premises and equipment	—	564

Net cash (used) provided by investing activities	(24,001)	18,147

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Nine Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$19,080	$49,809
Net increase in advances by borrowers for taxes and insurance	1,848	2,050
Repurchase of preferred stock	(10,800)	—
Dividends paid on preferred stock	(241)	(405)

Net cash provided by financing activities	9,887	51,454

(Decrease) increase in cash equivalents	(10,533)	70,267
Cash and cash equivalents at beginning of period	108,899	40,252

Cash and cash equivalents at end of period	$98,366	$110,519

Supplemental Disclosures of Cash Flows Information:
Cash paid during the period for:
Interest	$6,525	$7,120

Income taxes	$513	$869

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to real estate acquired through foreclosure	$3,133	$—

The accompanying notes to the consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

BCSB Bancorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and its subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. and Lyons Properties, LLC. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products and Lyons Properties, LLC holds real estate owned through foreclosure or deeds in leiu of foreclosure.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2011. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2010.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of June 30, 2011 and September 30, 2010.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
June 30, 2011
US Government and Agency securities	$8,999	8	—	$9,007
Corporate Bonds	4,880	88	(3)	4,965
Equity Investments	100	—	—	100

	$13,979	$96	$(3)	$14,072

September 30, 2010
US Government and Agency securities	$17,006	7	—	$17,013
Corporate Bonds	1,380	—	(3)	1,377
Equity Investments	—	—	—	—

	$18,386	$7	$(3)	$18,390

There were no sales of available for sale securities during the nine months ended June 30, 2011 or the year ended September 30, 2010.

Below is a schedule of investment securities with unrealized losses as of June 30, 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FNMA Agencies	$—	$—	$—	$—	$—	$—
FHLB Agencies	—	—	—	—	—	—
Corporate Bonds	1,377	(3)	—	—	1,377	(3)

Total temporarily impaired securities	$1,377	$(3)	$—	$—	$1,377	$(3)

Below is a schedule of investment securities with unrealized losses as of September 30,2010 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
FNMA Agencies	$—	$—	$—	$—	$—	$—
FHLB Agencies	—	—	—	—	—	—
Corporate Bonds	1,377	(3)	—	—	1,377	(3)

Total temporarily impaired securities	$1,377	$(3)	$—	$—	$1,377	$(3)

At June 30, 2011 the Company had one investment security in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of June 30, 2011 and September 30, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
June 30, 2011
GNMA certificates	$3,547	$37	$—	$3,584
Private label collateralized mortgage obligations	14,865	17	(2,900)	11,982
Collateralized mortgage obligations	68,996	655	(14)	69,637
FNMA certificates	16,566	1,085		17,651
FHLMC participating certificates	8,750	672		9,422

	$112,724	$2,466	$(2,914)	$112,276

September 30, 2010
GNMA certificates	$3,617	$65	$—	$3,682
Private label collateralized mortgage obligations	17,039	105	(2,813)	14,331
Collateralized mortgage obligations	14,381	—	—	14,381
FNMA certificates	21,477	1,167	—	22,644
FHLMC participating certificates	10,233	704	—	10,937

	$66,747	$2,041	$(2,813)	$65,975

There were no sales of available for sale mortgage-backed securities during the nine months ended June 30, 2011. During the fiscal year ended September 30, 2010 proceeds from sales of available for sale mortgage backed securities were $20.4 million. Net gains amounted to $3,000. This consisted of gross gains of $921,000 and gross losses of $918,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities - continued

Below is a schedule of mortgage-backed securities with unrealized losses as of June 30, 2011 and September 30, 2010 and the length of time the individual security has been in a continuous unrealized loss position.

	June 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$—	$—	$9,816	$(2,900)	$9,816	(2,900)
Collateralized mortgage obligations	9,522	(14)	—	—	9,522	(14)

Total temporarily impaired securities	$9,522	$(14)	$9,816	$(2,900)	$19,338	$(2,914)

	September 30, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	11,165	(2,813)	11,165	(2,813)

Total temporarily impaired securities	$—	$—	$11,165	$(2,813)	$11,165	$(2,813)

At June 30, 2011 the Company had six mortgage-backed securities in an unrealized loss position.

During the nine months ended June 30, 2011, we determined that, based on our most recent estimate of cash flows, an additional other-than-temporary-impairment (“OTTI”) had occurred for $100,000. At June 30, 2011, we had $2.9 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $14.9 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.6 million as of September 30, 2010. We recorded other-than-temporary impairment (“OTTI”) charges of $100,000 on these securities during the year ended September 30, 2010. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidate Statement of Operations. Under guidance for recognition and presentation of other-than-temporary- impairments, the amount of other-than-temporary- impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following shows the activity in “OTTI” related to credit losses for the three and nine months ended June 30:

	Three months ended June 30		Nine months ended June 30
	2011	2010	2011	2010
Balance at beginning of period	$100	$500	$100	$500
Additional OTTI taken for credit losses	100	100	100	100

Balance at end of period	$200	$600	$200	$600

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Mortgage-Backed Securities - continued

Default Rates

Estimates for the conditional default rate (“CDR”) vectors are based on the status of the loans at the valuation date – current, 30- 59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and proprietary loss migration models (i.e. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to month 36 to our month 37 CDR value and ultimately vector to zero over an extended period of time of at least 15 years.

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

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans for the three months ended June 30, 2011 are as follows:

Allowance for Credit Losses

For the nine months ended June 30, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Nine Months ended
June 30, 2011
Allowance for credit losses:
Beginning Balance	$179	$5,380	$906	$108	$61	$—	$6,634
Charge-Offs	(1,078)	(2,212)	(284)	—	(28)	(18)	(3,620)
Recoveries	—	—	—	—	62	—	62
Provisions	2,159	(895)	(450)	63	(95)	18	800

Ending Balance	$1,260	$2,273	$172	$171	$—	$—	$3,876

Three Months ended
June 30, 2011
Allowance for credit losses:
Beginning Balance	$1,481	$2,682	$584	$259	$—	$—	$5,006
Charge-Offs	(1,005)	(121)	—	—	(2)	(18)	(1,146)
Recoveries	—	—	—	—	16	—	16
Provisions	784	(288)	(412)	(88)	(14)	18	—

Ending Balance	$1,260	$2,273	$172	$171	$—	$—	$3,876

Ending balance individually evaluated for impairment	$6,705	$8,418	$7,364	$140	$—	$20	$22,647	(2)

Ending balance collectively evaluated for impairment	$158,923	$137,674	$22,312	$34,078	$1,255	$1,916	$356,158	(2)

Ending Allowance balance for loan individually evaluated for impairment	$204	$566	$—	$—	$—	$—	$770

Ending Allowance balance for loans collectively evaluated for impairment	$1,056	$1,707	$172	$171	$—	$—	$3,106

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude Loans in Process “LIP” and Deferred loan fees.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

Special Mention

These credit facilities have potential developing weaknesses that deserve extra attention from management. This classification may be warranted if a developing weakness is evident that is associated with the ability of the borrower to repay. If a developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the bank’s debt in the future. This grade should not be assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved.

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

Doubtful

Loans and other credit extensions classified as doubtful have all the weaknesses inherent in those substandard with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral. Loans in this classification should be placed in non-accrual status, with collections applied to principal on the bank’s books.

Loss

Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future. A portion of a loan may also be assigned this rating since the Bank may determine that the balance of the loan is collectable.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The classification of loans as of June 30, 2011 are as follows:

June 30, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$158,814	$137,713	$22,322	$34,138	$1,255	$1,916	$356,158
Special Mention	4,592	4,204	5,222	—	—	—	14,018
Substandard	2,222	4,175	2,132	80	—	20	8,629
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$165,628	$146,092	$29,676	$34,218	$1,255	$1,936	$378,805	(1)

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

A portion of the Bank’s single-family mortgage loans carry adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts per loan terms based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied, although management has decided to limit future origination volume for this loan product. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from 1.5% to 2.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 10 years with amortizations up to 25 years.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers, hospitality, and commercial and industrial buildings. Such loans generally range in size from $100,000 to $5 million. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of 5 to 10 years and with amortizations of up to 25 years.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and used cars are financed for a period generally of up to nine years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows their insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. Second mortgage loans are made at fixed rates and for terms of up to 15 years. The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and are currently offered at the prime rate minus  1/4% with a floor of 4%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Impaired loans for the nine months ended June 30, 2011 are as follows:

Impaired Loans

For the Period ending June 30, 2011

(Dollars in Thousands)

	Recorded Investments	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans without a specific valuation allowance:
Residential Loans (1)	$5,960	$5,955	$—	$6,050	$211
Commercial Loans	3,562	3,554	—	3,575	69
Constructions Loans	—	—	—	—	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Other Loans	20	20	—	22	1

Total	$9,542	$9,529	$—	$9,647	$281

Loans with a specific allowance recorded:
Residential Loans (1)	$481	$479	$204	$482	$26
Commercial Loans	1,437	1,436	458	1,491	64
Constructions Loans	2,132	2,132	108	2,791	52
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Other Loans	—	—	—	—	—

Total	$4,050	$4,047	$770	$4,764	$142

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Past due loans for the nine months ended June 30, 2011 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

For the Period Ended June 30, 2011

	31-60 Days past due	61-90 Days past due	Greater than 90 days	Total past due	Current	Total Loans	Loans Greater than 90 days and Accruing
Residential Loans (1)	$273	$58	$386	$717	$164,911	$165,628	$—
Commercial Loans	2,259	887	4,747	7,893	138,199	146,092	—
Construction Loans	—	—	—	—	29,676	29,676	—
Home Equity Loans	—	80	—	80	34,138	34,218	—
Automobile Loans	11	—	—	11	1,244	1,255	—
Other Loans	20	—	—	20	1,916	1,936	—

Total	$2,563	$1,025	$5,133	$8,721	$370,084	$378,805	$—

(1)	Includes single-family residential mortgages and single-family rental properties.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Real estate acquired by the Bank as a result of foreclosure is classified as foreclosed real estate until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses.

Charge-off Policies

The Company’s loan charge-off policies are as follows:

When loans become 90 days delinquent the Bank performs an analysis to determine if a loss is expected. Loans are generally charged down to the fair value of collateral securing the asset, less estimated cost to sell, when management judges the asset to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames; the asset has been classified as loss by either the internal loan review process or external examiners, or when the borrower has filed bankruptcy and the loss becomes evident based on a lack of assets.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

BCSB BANCORP, INC. AND SUBSIDIARIES

Loans on Nonaccrual Status

(Dollars in Thousands)

	June 30, 2011		September 30, 2010
With no related allowance recorded:
Residential Loans (1)	$5,815		$2,210
Commercial Loans	3,254		1,125
Constructions Loans	—		—
Home Equity Loans	140		—
Automobile Loans	—		—
Other Loans	20		23

	$9,229		$3,358
With an allowance recorded:
Residential Loans (1)	$—		$110
Commercial Loans	2,138		5,384
Constructions Loans	140		3,933
Home Equity Loans	—		—
Automobile Loans	—		—
Other Loans	91		—

	$2,369		$9,427
Total nonaccrual loans	$11,598	(2)	$12,785	(2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Includes Troubled Debt Restructurings of $4.3 million and $3.3 million at June 30, 2011 and September 30, 2010, respectively which were current in terms of restructured payments. Reporting guidance requires disclosure of these loans as non-accrual even though they may be current.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for three month periods ended June 30, 2011 and 2010, respectively are as follows:

	For the Nine Months Ended June 30,
	2011			2010
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$577	2,990	$.19	$638	2,919	$.22
Less preferred dividend	(573)	2,990	(.19)	(469)	2,919	(.16)

Income available to common shareholders	4	2,990	.00	169	2,919	.06
Diluted EPS
Effect of dilutive shares	—	75	.00	—	88	—

Income available to common shareholders plus assumed conversions	$4	3,065	$.00	$169	3,007	$.06

	For the Three Months Ended June 30,
	2011			2010
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$344	3,000	$.11	$607	2,921	$.21
Less preferred dividend	—	3,000	.00	(156)	2,921	(.06)

Income available to common shareholders	344	3,000	.11	451	2,921	.15
Diluted EPS
Effect of dilutive shares	—	109	.00	—	211	(.01)

Income available to common shareholders plus assumed conversions	$344	3,109	$.11	$451	3,132	$.14

Options to purchase 45,402 shares which were outstanding at June 30, 2011 and 64,436 shares which were outstanding June 30, 2010, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

Note 10 - Regulatory Capital

The following table sets forth the Bank’s capital position at June 30, 2011.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets		Required Amount		% of Assets
	(Unaudited) (dollars in thousands)
Tangible (1)	$62,607	10.01%	$9,381	1.50%		$	N/A	N/A	%(3)
Tier I capital (2)	62,607	15.74	N/A	N/A	(3)		23,865	6.00
Core (1)	62,607	10.01	25,016	4.00			31,271	5.00
Risk-weighted (2)	65,605	16.49	31,820	8.00			39,775	10.00

(1)	To adjusted total assets
(2)	To risk-weighted assets
(3)	Not applicable

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

Note 11 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted under the 1999 Plan during the year ended September 30, 2007, 22,193 options granted under the 1999 Plan during the year ended September 30, 2008 and 11,796 options granted under the 1999 Plan during the year ended September 30, 2009. No options were granted under the 1999 Plan during the years ended September 30, 2003 through 2006. Also, there were no options granted under the 1999 Plan during the year ended September 30, 2010 or during the nine months ended June 30, 2011.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the 2009 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 177,930 options granted under the 2009 Plan during the nine months ended June 30, 2011.

The following table summarizes the shares under the Company’s stock option plan at June 30, 2011:

Number of Shares	Price	Weighted Average Contractual Life
29,610	$21.61	.9
10,528	28.41	5.5
5,264	17.95	6.5
22,193	11.61	6.5
11,296	8.25	8.0
176,320	10.29	9.3

The total exercisable shares of 60,149 have a weighted average contractual life of 3.8 years, and an aggregate intrinsic value of $745,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans - continued

The following table presents the activity related to options under all plans for the nine months ended June 30, 2011.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	79,391	$17.49
Options exercised	—	—
Forfeited	(2,110)	9.79
Granted	177,930	10.29

Outstanding at June 30, 2011	255,211	$12.53

Exercisable at June 30, 2011	60,149	$18.21

During the nine months ended June 30, 2011 there were 177,930 stock options granted. There were no stock options granted during the nine months ended June 30, 2010. Option expense recognized during the nine month periods ended June 30, 2011 and 2010, respectively was $158,484 and $50,428, respectively. As of June 30, 2011, $598,000 of total unrecognized pretax expense related to stock options is expected to be recognized from July 1, 2011 through November 30, 2014.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended June 30, 2011. The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

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

In April, 2011, the FASB issued ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011-03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011-03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011-03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended June 30, 2012. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012.

In June, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

Note 13 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $743,000 of standby letters of credit as of June 30, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2011 for guarantees under standby letters of credit issued is not considered to be material.

B BCSB BANCORP, INC. AND SUBSIDIARIES

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

There were $253,000 in transfers between levels during the nine months ended June 30, 2011. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of June 30, 2011 and September 30, 2010 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At June 30, 2011			Total changes In fair values Included in
($ in thousands)	Total	Level 1	Level 2	Level 3	Period Earnings
Loans available for sale	$724	$—	$724	$—	$—
Equity Investments	100	—	100
FHLB Bonds available for sale	3,001	—	3,001	—	—
FHLMC Bonds available for sale	2,002	—	2,002	—	—
FNMA Bonds available for sale	4,004	—	4,004	—	—
Corporate Bonds available for sale	4,965	—	4,965	—	—
GNMA certificates available for sale	3,584	—	3,584	—	—
FNMA certificates available for sale	17,651	—	17,651	—	—
FHLMC certificates available for sale	9,422	—	9,422	—	—
Private label collateralized mortgage obligations available for sale	69,637		69,637		100	(1)
Collateralized mortgage obligations available for sale	11,982	—	11,982	—	—

	$127,072	$—	$127,072	$—	$100

(1)	Represents other-than-temporary impairment charges taken during the nine months ended June 30, 2011.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Fair Value Measurements - continued

		At September 30, 2010			Total changes In fair values Included in
($ in thousands)	Total	Level 1	Level 2	Level 3	Period Earnings
Loans available for sale	$934	$—	$934	$—	$—
FFCB available for sale	2,001	—	2,001	—	—
FHLB Bonds available for sale	8,005	—	8,005	—	—
FHLMC Bonds available for sale	5,007	—	5,007	—	—
FNMA Bonds available for sale	2,000	—	2,000	—	—
Corporate Bonds available for sale	1,377	—	1,377	—	—
GNMA certificates available for sale	3,682	—	3,682	—	—
FNMA certificates available for sale	22,644	—	22,644	—	—
FHLMC certificates available for sale	10,937	—	10,937	—	—
Private label collateralized mortgage obligations available for sale	28,712		28,712		200	(1)

	$85,299	$—	$85,299	$—	$200

(1)	Represents other-than-temporary impairment charges taken during the fiscal year ended September 30, 2010.

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

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Fair Value Measurements - continued

Foreclosed Real Estate and Repossessed Assets

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate and Repossessed Assets. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was $2.8 million in foreclosed real estate at June 30, 2011.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

At June 30, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$6,230	$—	$—	$6,230
Impaired Commercial and Lease Loans	4,532	—	—	4,532
Impaired Construction Loans	2,024	—	—	2,024
Impaired Consumer Loans	20	—	—	20
Foreclosed Real Estate and Repossessed Assets	2,841	—	—	2,841

Total	$15,647	$—	$—	$15,647

At September 30, 2010
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$2,033	$—	$—	$2,033
Impaired Commercial and Lease Loans	5,398	—	—	5,398
Impaired Construction Loans	2,822	—	—	2,822
Impaired Consumer Loans	23	—	—	23
Foreclosed Real Estate and Repossessed Assets	—	—	—	—

Total	$10,276	$—	$—	$10,276

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Fair Value Measurements - continued

The tables below summarize the changes in the recorded amount of assets measured at fair value on a nonrecurring basis for the nine months ended June 30, 2011. All assets measured at fair value on a nonrecurring basis were classified as Level 3 in the fair value hierarchy at June 30, 2011 and September 30, 2010.

Impaired Loans, Foreclosed Real Estate and Repossessed Assets

($ in thousands)

For the nine months ended

June 30, 2011

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Real Estate Owned	Total
Beginning Balance	$2,033	$5,398	$2,822	$—	$23	$—	$—	$10,276
Charge-offs	—	—	—		—	—	—	—
Payments	—	(840)	(787)	—	—	—	—	(1,627)
Transfers to other real estate owned	(1,109)	(2,024)	—	—	—	—	—	(3,133)
Return to performing	(87)	(251)		—	(23)			(361)
Additions	6,228	2,499	—	—	—	20	3,133	11,880
Changes in allowance	(835)	(250)	(11)	—	—	—	(292)	(1,388)

Ending Balance	$6,230	$4,532	$2,024	$—	$—	$20	$2,841	$15,647

(1)	Includes single-family residential mortgages and single-family rental properties.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows:

	June 30, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$6,641	$6,641	$11,371	$11,371
Interest-bearing deposits in other banks	12,843	12,843	11,829	11,829
Federal funds sold	78,882	78,882	85,699	85,699
Interest-bearing time deposits	—	—	100	100
Investment securities available for sale	14,072	14,072	18,390	18,390
Loans Receivable
Mortgage loans	361,494	375,822	384,481	409,498
Share loans	290	290	369	369
Consumer loans	3,191	2,867	4,083	4,254
Mortgage-backed securities – available for sale	112,276	112,276	65,975	65,975
Federal Home Loan Bank of Atlanta stock	1,190	1,190	1,378	1,378
Bank owned life insurance	16,129	16,129	15,655	15,655
Accrued interest receivable	2,132	2,132	2,114	2,114
Mortgage servicing rights	152	152	212	212
Financial Liabilities
Deposits	$553,446	$555,332	$534,366	$535,120
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accounts payable trade date securities	—	—	2,000	1,993
Accrued interest payable	103	103	92	92

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

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The term “other than temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the revised guidance for recognition and presentation of other-than-temporary impairments, the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The revised guidance also requires that an evaluation be done to determine whether the Company has the intent to sell or is more likely than not required to sell these securities. The discount rate used to determine the credit loss is the expected book yield on the security.

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

Recent Developments

Repurchase of Series A Preferred Stock

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in March 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. The TARP repayment will save the Company $540,000 in annual preferred dividends. As a result of the redemption, the Company had to accelerate accretion of the remaining discount on the preferred stock and record a reduction in retained earnings, thereby reducing net income available to common shareholders by approximately $310,000 during the three months ending March 31, 2011. The warrant issued to the U.S, Treasury has not been repurchased and remains outstanding. For further information, see “— Liquidity and Capital Resources.”

Charter Change

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

Credit Agreement

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

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

During the nine months ended June 30, 2011, assets increased by $9.0 million, or 1.5%, from $620.6 million at September 30, 2010 to $629.6 million at June 30, 2011. Our cash and cash equivalents decreased $10.5 million, or 9.7% from $108.9 million at September 30, 2010 to $98.4 million at June 30, 2011, primarily due to the deployment of available liquidity to invest in mortgage-backed securities. During the nine months ended June 30, 2011, investment securities decreased by $4.3 million, or 23.5% from $18.4 million at September 30, 2010 to $14.1 million at June 30, 2011. The decline was primarily due to contractual maturities since there were no sales of investment securities during the period. Mortgage-backed securities available for sale increased by $46.3 million, or 70.2%, from $66.0 million at September 30, 2010 to $112.3 million at June 30, 2011. The increase was primarily due to funds available from the declining loan portfolio and increased deposit portfolio. Net loans receivable decreased $23.7 million, or 6.1%, from $388.0 million at September 30, 2010 to $364.3 million at June 30, 2011. The decrease relates primarily to lower residential loans, which have decreased from accelerated repayments in a low rate environment. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. During this low rate environment the Company has employed a strategy of selling most residential loans into the secondary loan market.

Deposits increased by $19.0 million, or 3.6%, from $534.4 million at September 30, 2010 to $553.4 million at June 30, 2011. The Bank has been successful in attracting new deposits without increasing the overall cost for such funds.

Stockholders’ equity decreased by $9.9 million, or 16.2%, from $61.4 million at September 30, 2010 to $51.5 million at June 30, 2011. This decrease was due primarily to the repurchase in January of 2011 of all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital.

Comparison of Operating Results for the Nine Months Ended June 30, 2011 and 2010

Net Income. Net income available to common shareholders was $4,000 for the nine months ended June 30, 2011 and $169,000 for the nine months ended June 30, 2010. The decrease in net income was primarily due to the accelerated accretion of the remaining discount on preferred stock repurchased, which approximated $310,000 during the nine months ended June 30, 2011. Also, net interest income decreased by $597,000, or 4.1%, from $14.4 million for the nine months ended June 20, 2010 to $13.8 million for the nine months ended June 30, 2011 and non-interest expenses increased during the nine months ended June 30, 2011 compared to the same period in the preceding year. Partially offsetting these declines in earnings was lower provision for losses on loans during the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.

Net Interest Income. Net interest income decreased by $597,000, or 4.1%, from $14.4 million for the nine months ended June 30, 2010 to $13.8 million for the nine months ended June 30, 2011. The decrease in net interest income primarily was due to lower average balances on loans and lower yields on mortgage-backed securities. Loan origination volume for retainage in the Bank’s portfolio has declined substantially during the current period, due to the Bank’s strategy of selling residential loan originations to the secondary market. Yields on mortgage-backed securities decreased due to the sale of approximately $20.4 million of higher yielding mortgage-backed securities during the three months ended September 30, 2010. The gain on the sale was offset in part by the loss from disposing of a problem CMO, which had resulted in cumulative OTTI charges of $600,000, but also reduced future yield on the portfolio as higher yielding securities were sold at gains. The decline in net interest income caused by decreased loan volume and lower yields on mortgage-backed securities was partially offset by higher average balances and higher yields on investment securities, and reduced cost of funds on the deposit portfolio during the period. The net interest margin decreased 28 basis points from 3.45% for the nine months ended June 30, 2010 to 3.17% for the nine months ended June 30, 2011.

Interest Income. Interest income decreased by $1.4 million, or 6.5% from $21.7 million for the nine months ended June 30, 2010 to $20.3 million for the nine months ended June 30, 2011. This was primarily due to lower average balances on loans and lower yields on mortgage-backed securities. Average loans declined by $20.5 million during the nine months ended June 30, 2011 as compared to the same period in 2010. The average rate earned on the mortgage-backed securities portfolio declined by 127 basis points from 5.14% for the nine months ended June 30, 2010 to 3.87% for the nine months ended June 30, 2011.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $7.3 million for the nine months ended June 30, 2010 to $6.5 million for the nine months ended June 30, 2011, a decrease of $825,000 or 11.2%. Interest on deposits decreased $825,000 from $6.9 million for the nine months ended June 30, 2010 to $6.1 million for the nine months ended June 30, 2011. This decrease was due to the decrease in the average cost of deposits of 30 basis points from 1.78% for the nine months ended June 30, 2010 to 1.48% for the nine months ended June 30, 2011. This was partially offset by an increase in the average balance of deposits of $29.9 million from $514.3 million for the nine months ended June 30, 2010 to $544.2 million for the nine months ended June 30, 2011.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2011 and 2010. Total average assets are computed using month-end balances.

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

	For the Nine Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$379,497	$17,408	6.12%	$399,995	$18,296	6.10%
Mortgage-backed securities	83,422	2,420	3.87	85,909	3,309	5.14
FHLB stock and Investment securities	16,265	321	2.63	1,485	4	.36
Other interest earning assets	101,173	178	.23	70,132	140	.27

Total Interest-earning assets	580,357	20,327	4.67	557,521	21,749	5.20
Bank Owned Life Insurance	15,885			15,356
Noninterest-earning assets	26,352			23,771

Total assets	$622,594			$596,648

Interest-bearing liabilities:
Deposits	$544,162	$6,057	1.48%	$514,251	$6,882	1.78%
Junior Subordinated Debentures	17,011	456	3.58	17,011	456	3.57
Other liabilities	1,417	—		1,582	—	—

Total interest-bearing liabilities	562,590	6,513	1.54	532,844	7,338	1.84

Noninterest-bearing liabilities	5,587			3,529

Total liabilities	568,177			536,373
Stockholders’ Equity	54,417			60,275

Total liabilities and stockholders’ equity	$622,594			$596,648

Net interest income		$13,814			$14,411

Interest rate spread			3.13%			3.36%

Net interest margin			3.17%			3.45%

Ratio average interest earning assets/interest-bearing liabilities			103.16%			104.63%

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

	For Nine Months Ended June 30,
	2011		Vs.	2010

	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(964)	80		(4)	(888)
Mortgage-backed securities	(96)	(817)		24	(889)
Investment securities	40	26		251	317
Other interest-earning assets	58	(14)		(6)	38

Total interest-earning assets	(962)	(725)		265	(1,422)
Interest expense:
Deposits	400	(1,158)		(67)	(825)
Short-term FHLB advances	—	—		—	—
Junior Subordinated Debentures	—	—		—	—

Total interest-bearing liabilities	400	(1,158)		(67)	(825)

Change in net interest income	$(1,362)	433		332	(597)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established an $800,000 provision for losses on loans during the nine months ended June 30, 2011 as compared to a provision of $2.8 million for the nine months ended June 30, 2010. Additional loan loss provisions were necessary to address troubled assets, particularly in relation to the single family rental property loans portfolio. Nonperforming loans were $11.6 million at June 30, 2011 versus $12.8 million at September 30, 2010, the Company’s prior fiscal year end. Loan charge-offs for the nine months ended June 30, 2011 were $3.6 million as compared to $532,000 for the nine months ended June 30, 2010, an increase of $3.1 million. Loan recoveries were $62,000 for the nine months ended June 30, 2011 compared to $92,000 for the nine months ended June 30, 2010. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income decreased $48,000, or 2.7%, from $1.8 million for the nine months ended June 30, 2010 to $1.7 million for the nine months ended June 30, 2011. The decrease in other income for the nine months ended June 30, 2011 was primarily attributable to a decrease in miscellaneous income of $133,000, or 16.6% from $802,000 for the nine months ended June 30, 2010 to $669,000 for the nine months ended June 30, 2011. This decrease was primarily due to lower commissions from investment sales and lower fees on transaction accounts. The decrease in miscellaneous income was partially offset by an increase of $165,000, or 284.5%, in fees from mortgage banking operations.

Non-interest Expenses. Total non-interest expenses increased by $1.5 million, or 11.6%, from $12.5 million for the nine months ended June 30, 2010 to $14.0 million for the nine months ended June 30, 2011. This was primarily due increases in salaries and related expenses , other expenses and provision for losses on foreclosed real estate. Salaries and related benefits increased by $588,000, or 8.5% from $6.9 million for the nine months ended June 30, 2010 to $7.5 million for the nine months ended June 30, 2011. The increase related primarily to additional personnel and increased benefit costs. Other expenses also increased by $476,000, or 227.8% from $209,000 for the nine months ended June 30, 2010 to $685,000 for the nine months ended June 30, 2011. This was primarily due to increased cost associated with impaired loans and foreclosed real estate. We also established a provision for losses on foreclosed real estate of $292,000 during the nine months ended June 30, 2011 due to declines in estimated realizable values on certain foreclosed properties held by the Company. These increases in non-interest expenses were partially offset by a decrease in property and equipment expense of $175,000, or 27.2% from $643,000 for the nine months ended June 30, 2010 to $468,000 for the nine months ended June 30, 2011. The decrease in property and equipment expenses was primarily due to decreased depreciation expense as certain fixed assets became fully depreciated.

Income Taxes. Our income tax expense was $156,000 and $193,000 for the nine months ended June 30, 2011 and 2010, respectively. The change in income taxes for the nine months ended June 30, 2011 as compared to the same period in the prior year was primarily due to decreased pretax earnings.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Net Income. Net income available to common shareholders decreased by $107,000 or 23.7%, from $451,000 for the three months ended June 30, 2010 to of $344,000 for the three months ended June 30, 2011. The decrease was primarily due to the current year’s quarter recognition of an other-than-temporary impairment and increases in non-interest expenses during the period, partially offset by improved net interest income and reduced loan loss provisions.

Net Interest Income. Net interest income increased by $157,000, or 3.4%, from $4.6 million for the three months ended June 30, 2010 to $4.8 million for the three months ended June 30, 2011. The increase in net interest income primarily was attributable to decreased costs of funds on deposits partially offset by reduced loan volume and lower yield on the mortgage-backed securities portfolio.

Interest Income. Interest income decreased by $206,000, or 2.9% from $7.1 million for the three months ended June 30, 2010 to $6.8 million for the three months ended June 30, 2011. This was primarily due to decreases in average balances on loans receivable and decreased average yields on mortgage-backed securities. The decline in average loans was $26.9 million, or 6.8%, from $397.2 million for the three months ended June 30, 2010 to $370.3 million for the three months ended June 30, 2011. The decrease was due to declines in loan origination volume and normal principle repayments. It is the Bank’s strategy to sell most residential loan originations into the secondary market. These reductions in interest income were partially offset by increases in average balances of mortgage-backed securities and investment securities, as the Company invested excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense, decreased from $2.4 million for the three months ended June 30, 2010 to $2.1 million for the three months ended June 30, 2011, a decrease of $363,000 or 14.9%. Interest on deposits decreased $359,000, or 15.8%, from $2.3 million for the three months ended June 30, 2010 to $1.9 million for the three months ended June 30, 2011. This decrease was due to the decrease in the average cost of deposits of 31 basis points from 1.70% for the three months ended June 30, 2010 to 1.39% for the three months ended June 30, 2011. This was partially offset by a 2.8% increase in the average balance of deposits of $14.9 million from $534.7 million for the three months ended June 30, 2010 to $549.6 million for the three months ended June 30, 2011. Other interest expense, which consists primarily of the interest on the Junior Subordinated Debentures, decreased by $4,000, or 2.6% from $153,000 for the three months ended June 30, 2010 to $149,000 for the three months ended June 30, 2011. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2011 and 2010. Total average assets are computed using month-end balances.

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

	For the Three Months Ended June 30,,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$370,304	$5,735	6.19%	$397,230	$5,986	6.03%
Mortgage-backed securities	107,177	939	3.50	80,851	1,016	5.03
FHLB stock and Investment securities	21,645	134	2.48	1,485	1	.27
Other interest-earning assets	83,778	49	.23	96,950	60	.25

Total Interest-earning assets	582,904	6,857	4.71	576,516	7,063	4.90
Bank Owned Life Insurance	15,891			15,356
Noninterest-earning assets	27,694			23,487

Total assets	$626,489			$615,359

Interest-bearing liabilities:
Deposits	$549,605	$1,914	1.39%	$534,693	$2,273	1.70%
Junior Subordinated Debentures	17,011	149	3.50	17,011	153	3.60
Other liabilities	2,186	—	—	2,376	—	—

Total interest-bearing liabilities	568,802	2,063	1.45	554,080	2,426	1.75

Noninterest-bearing liabilities	6,414			701

Total liabilities	575,216			554,781
Stockholders’ Equity	51,273			60,578

Total liabilities and stockholders’ equity	$626,489			$615,359

Net interest income		$4,794			$4,637

Interest rate spread			3.26%			3.15%

Net interest margin			3.29%			3.22%

Ratio average interest-earning assets/interest-bearing liabilities			102.48%			104.05%

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

	For Three Months Ended June 30,
	2011		Vs.	2010

	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(399)	159		(11)	(251)
Mortgage-backed securities	332	(309)		(100)	(77)
Investment securities	15	8		110	133
Other interest-earning assets	(11)	—		—	(11)

Total interest-earning assets	(63)	(142)		(1)	(206)
Interest expense:
Deposits	63	(411)		(11)	(359)
Short-term FHLB advances	—	—		—	—
Junior Subordinated Debentures	—	(4)		—	(4)

Total interest-bearing liabilities	63	(415)		(11)	(363)

Change in net interest income	$(126)	273		10	157

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the three months ended June 30, 2011 we did not establish additional provisions for losses on loans, as compared to a provision of $300,000 for the three months ended June 30, 2010. There were no provisions recorded during the three months ended June 30, 2011 based upon a loss reserve assessment conducted in relation to our loan portfolio at that time. This analysis indicated that current reserve levels sufficient when considering changes in the composition of the loan portfolio and troubled assets. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income decreased $169,000, or 30.0%, from $563,000 for the three months ended June 30, 2010 to $394,000 for the three months ended June 30, 2011. The decrease in other income for the three months ended June 30, 2011 was primarily attributable to other-than-temporary-impairment charges on the private label mortgage-backed securities portfolio. There was also a decrease in miscellaneous income of $80,000, or 34.3% from $233,000 for the three months ended June 30, 2010 to $153,000 for the three months ended June 30, 2011. This decrease was primarily due lower commissions from investment sales. Fees on transaction accounts also decreased $33,000, or 17.6% from $187,000 for the three months ended June 30, 2010 to $154,000 for the three month ended June 30, 2011. These decreases were partially offset by an increase of $40,000, or 266.7%, in fees from mortgage banking operations.

Noninterest Expenses. Total non-interest expenses increased by $710,000, or 17.9%, from $4.0 million for the three months ended June 30, 2010 to $4.7 million for the three months ended June 30, 2011. This was primarily due to increases in salaries and related expenses, other expenses and provision for losses on foreclosed real estate. Salaries and related expense increased by $330,000, or 14.9% from $2.2 million for the three months ended June 30, 2010, to $2.5 million for the three months ended June 30, 2011. This increase related to additional personnel and benefit costs. Other expenses also increased by $102,000, or 145.7%, from $70,000 for the three months ended June 30, 2010 to $172,000 for the three months ended June 30, 2011. This increase was primarily due to costs associated with impaired loans and foreclosed real estate. We also established a provision for losses on foreclosed real estate of $292,000 during the three months ended June 30, 2011 due to declines in estimated realizable values on certain foreclosed properties held by the Company. These increases were partially offset by a decrease in property and equipment expenses of $48,000, or 27.7% from $173,000 for the three months ended June 30, 2010 to $125,000 for the three months ended June 30, 2011. The decrease in property and equipment expenses was primarily due to decreased depreciation expense as certain fixed assets have become fully depreciated.

Income Taxes. Our income tax expense was $167,000 and $326,000 for the three months ended June 30, 2011 and 2010, respectively. The change in income taxes for the three months ended June 30, 2011 as compared to the same period in the prior year was primarily due to changes in pretax earnings. Our effective tax rate is impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At June 30, 2011	At September 30, 2010
	(In thousands)
Commitments to originate new loans	$11,930	$3,657
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	35,594	35,936
Commercial letters of credit	743	853

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

Loans Receivable

Loans receivable at June 30, 2011 and September 30, 2010 consist of the following:

(in thousands)	June 30 2011	September 30, 2010
Single-family residential mortgages	$99,921	$117,186
Single-family rental property loans	65,707	70,662
Commercial real estate loans	136,794	136,573
Construction loans	29,676	23,800
Commercial loans secured	548	880
Commercial loans unsecured	71	78
Commercial lease loans	487	1,225
Commercial lines of credit	8,192	7,986
Automobile loans	1,255	2,544
Home equity lines of credit	34,218	33,840
Other consumer loans	1,936	2,015

	378,805	396,789
Less - undisbursed portion of loans in process	(9,799)	(2,042)
- unearned interest	(5)	(17)
- deferred loan origination fees and costs	(150)	(97)
- allowance for loans losses	(3,876)	(6,634)

	$364,975	$387,999

Asset Quality

At June 30, 2011, we had $14.4 million in non-performing assets, consisting of nonaccrual loans and repossessed assets representing 2.29% of total assets. At September 30, 2010 non-performing assets were $12.8 million or 2.06% of assets. Our net (charge-offs) recoveries for the nine months ended June 30, 2011 and June 30, 2010 were $(3.6) million and $(440,000), respectively. Our allowance for loan losses was $3.9 million at June 30, 2011 compared to $6.6 million at September 30, 2010.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2011	At September 30, 2010
	(In thousands)
Nonperforming loans (1):
Nonaccrual loans:
Single family residential	$475	$656
Single family rental property	5,480	1,664
Multi-family residential	—	—
Commercial real estate	5,362	6,002
Construction	140	3,933
Commercial leases	121	240
Commercial loans secured	—	267
Land	—	—
Consumer Loans	20	23

Total nonaccrual loans	11,598	12,785
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total non-performing loans	11,598	12,785
Other non-performing assets	2,841	—

Total nonperforming assets	$14,439	$12,785

Nonperforming loans to loans receivable	3.18%	3.29%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	3.93%	3.21%
Nonperforming assets to total assets	2.29%	2.06%
Loans modified in Troubled Debt Restructuring	$7,090	$4,007

(1)	Nonperforming status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at June 30, 2011 and September 30, 2010 are $6.4 million and $4.0 million in Troubled Debt Restructurings (“TDRs”), respectively. At June 30, 2011 and September 30, 2010, TDRs totaling $6.4 million and $3.2 million were not delinquent. Reporting guidance requires disclosure of these loans as nonperforming if they have not been current for at least six consecutive months.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$6,634	$3,927
Loans charged-off:
Real estate mortgages:
Single-family residential	(1078)	—
Multi-family residential	—	—
Commercial	(2,212)	(469)
Construction	(284)	—
Commercial Leases	(46)	(15)
Consumer	—	(48)

Total charge-offs	(3,620)	(532)
Recoveries
Real estate mortgage:
Single-family residential	—	—
Multi-family residential	—	—
Commercial	—	5
Construction	—	—
Commercial loans secured	—	—
Consumer	62	87

Total recoveries	62	92
Net loans (charged-off) recovered	(3,558)	(440)
Provision for loan losses	800	2,800

Balance at end of period	$3,876	$6,287

Ratio of net charge-offs to average loans outstanding during the period	1.25%	.15%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2011, the Company had $24.1 million in classified assets, consisting of $8.6 million in substandard and loss loans, $12.7 million in substandard CMO’s, and $2.8 million in foreclosed property. At September 30, 2010, the Company had $27.7 million in classified assets consisting of $13.4 million in substandard and loss loans, $14.3 million in substandard CMO’s and $0 in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At June 30, 2011, we have identified approximately $14.0 million in assets classified as special mention. At September 30, 2010, $10.6 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At June 30, 2011, the Bank exceeded all regulatory minimum capital requirements. For information comparing the Bank’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2011 and 2010, the Company had $41.0 million and $47.3 million, respectively, of gross loan originations. During the nine months ended June 30, 2011, the Company purchased $72.4 million in investment securities and mortgage-backed securities. During the nine months ended June 30, 2010 the Company did not purchase any investment securities or mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

The Bank’s average daily liquidity ratio for the month of June was approximately 39.1%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than nine months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2011, cash, interest-bearing deposits in other banks and federal funds sold were $6.6 million, $12.8 million and $78.9 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $157 million as of June 30, 2011. The Company also has a line of credit with M&T for $2.0 million, In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2011 totaled $119.5 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank. Baltimore County Savings Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement Baltimore County Savings Bank has in this class of financial instruments and represents Baltimore County Savings Bank’s exposure to credit loss from nonperformance by the other party. Baltimore County Savings Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At June 30, 2011, Baltimore County Savings Bank had commitments under standby letters of credit, lines of credit and commitments to originate loans of $743,000, $35.6 million and $12.0 million, respectively.

In March 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.9% at June 30, 2011. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.28% at June 30, 2011. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $457,000 during the nine months ended June 30, 2011 and June 30, 2010.

Pursuant to the U.S. Treasury’s Capital Repurchase Program the Company issued to the U.S. Treasury (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The warrant is exercisable at $8.83 per share at any time on or before March 23, 2018.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010. As of June  30, 2011, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K.

Item 1A. Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2010 filed with the Securities and Exchange Commission on December 23, 2010. As of June 30, 2011, the risk factors of the Company have not changed materially from those reported in the Form 10-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

N/A

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (3)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (4)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (4)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (5)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (5)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (5)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidate Statements of Financial Condition; (ii) Consolidate Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; and (iv) Consolidated Statements of Cash Flows.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2010 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(4)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(5)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: August 11, 2011	/s/ JOSEPH J. BOUFFARD
Joseph J. Bouffard President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2011	/s/ ANTHONY R. COLE
Anthony R. Cole Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)