Form 10-K
period 2011-09-30
BCSB Bancorp Inc.
filed 2011-12-22
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value as of March 31, 2011 of voting and nonvoting common equity held by nonaffiliates was approximately $27.8 million. This information is based on the ownership information and closing sale price ($13.25 per share as listed on the Nasdaq Global Market).

Number of shares of Common Stock outstanding as of December 20, 2011: 3,188,665.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the registrant’s Annual Report to Stockholders for the Fiscal Year Ended September 30, 2011. (Parts II and IV)

2.	Portions of Proxy Statement for the registrant’s 2012 annual meeting of shareholders. (Part III)

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

PART I

Item 1. Business

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, a Maryland chartered commercial bank (the “Bank”). The Company’s primary asset is its investment in the Bank. The Company is engaged in the business of directing, planning, and coordinating the business activities of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2011, the Company had total assets of $624.9 million, total deposits of $550.0 million and stockholders’ equity of $52.0 million.

The Company’s and the Bank’s executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is (410) 256-5000.

Baltimore County Savings Bank. The Bank is a community-oriented Maryland chartered commercial bank dedicated to serving the financial service needs of consumers and businesses within its market area, which consists of the Baltimore metropolitan area. The Bank is subject to extensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the State of Maryland Office of the Commissioner of Financial Regulation its primary regulators, and the Federal Deposit Insurance Corporation (“FDIC”), its deposit insurer. The Bank attracts deposits from the general public and invests these funds in loans secured by first mortgages on owner-occupied, single-family residences in its market area and other real estate loans consisting of commercial real estate loans, construction loans and single-family rental property loans. The Bank also originates consumer loans and commercial loans. The Bank derives its income primarily from interest earned on these loans, and to a lesser extent, interest earned on investment securities and mortgage-backed securities. The Bank operates out of its main office in Baltimore County, Maryland and 17 branch offices in Baltimore County, Harford County, Howard County and Baltimore City in Maryland.

Conversion to Maryland Commercial Bank

On September 30, 2011, the Bank completed its conversion from a federally chartered savings bank to a Maryland chartered commercial bank. On that same date, the Company became a bank holding company regulated by the Board of Governors of the Federal Reserve System. As a result of the charter conversion, the Bank is now regulated by the Board of Governors of the Federal Reserve System and the Office of the Commissioner of Financial Regulation of the State of Maryland. The Bank’s deposits continue to be insured by the FDIC. The charter conversion is not expected to have any significant financial or regulatory impact or affect the Company’s and the Bank’s current activities.

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

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2011, management estimates that more than 95% of deposits and lending came from its market area.

The economy of the Bank’s market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This partially mitigates the risk associated with a decline in any particular economic sector. The diversification as noted helped to mitigate the impact of the economic recession experienced during fiscal 2009, as Maryland’s seasonally adjusted unemployment rose from 7.5% in September of 2010 to 7.7% by September of 2011, which remained well below the national seasonally adjusted unemployment rate which declined from 9.6% in September of 2010 to 9.1% by September of 2011. (Source: Maryland Department of Labor, Licensing and Regulation) Demographic and economic growth trends, measured by changes in population, number of households, age distribution and median household income, provide key insight into the health of our market area. Baltimore County has the largest population at 805,029, followed by Baltimore City at 620,961, Anne Arundel County at 527,656, Howard County at 287,085 and Harford County at 244,826. (Source: United States Census) Located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to the Baltimore County Department of Economic Development, 84% of Baltimore County’s employees work in the private sector with approximately 6% in manufacturing, 18% in trade, transportation and utilities, 14% in professional business services, 18% in education and health services, and 9% in leisure and hospitality. Government provides 15% of Baltimore County’s jobs, with self-employed providing the remaining employment. According to the Maryland Department of Labor Licensing and Regulations, Baltimore County’s total labor force equaled 423,000 and has a per capita personal income of $45,400. Select employers include the U.S. Social Security Administration, T. Rowe Price, Stanley Black and Decker and McCormick & Company.

Harford County continues to experience strong economic growth while maintaining a strong government presence. Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity. Harford County and the entire Baltimore metropolitan area will benefit from final congressional approval of the Base Realignment or Closure Commission’s (“BRAC”) decision to shift an additional 8,000 U.S. Department of Defense jobs to APG according to the Maryland Department of Planning BRAC report issued in December 2006. The department estimates approximately 14,000 households will be located in Harford and Cecil Counties by 2015.

Based on data provided by the United States Census Bureau from 2000 to 2010, Baltimore City experienced a decline in population at a rate of 0.46%, annually while Baltimore County’s population increased at a 0.67% annual rate over the same period. Comparatively, over the same time period, annual population growth rates for Harford County and Howard County equaled 0.98% and 1.6%, respectively.

Lending Activities

General. The Bank’s gross loan portfolio totaled $375.1 million at September 30, 2011, representing 60.0% of total assets at that date. At September 30, 2011, $92.9 million, or 24.8% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $29.4 million, $64.7 million and $142.6 million, respectively, or 7.8%, 17.2% and 38.0%, respectively, of the Bank’s gross loan portfolio at September 30, 2011. The Bank also originates consumer loans, consisting primarily of home equity lines of credit, which totaled $33.6 million or 9.0%, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $7.9 million, or 2.1% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio (including Loans available for sale) by type of loan at the dates indicated. At September 30, 2011, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Single-family residential (1)	$92,924	24.77%	$118,120	29.69%	$140,991	34.48%	$165,341	40.47%	$164,522	38.19%
Single-family rental property loans	64,715	17.25	70,662	17.77	51,698	12.64	41,819	10.24	36,245	8.42
Commercial	142,630	38.03	136,573	34.34	136,106	33.29	127,596	31.23	119,598	27.77
Construction (2)	29,377	7.83	23,800	5.98	28,869	7.06	24,967	6.11	42,284	9.82
Commercial lines of credit	7,919	2.11	7,986	2.01	8,832	2.16	8,328	2.04	12,982	3.01
Commercial leases	312	.08	1,225	.31	2,855	.70	4,612	1.13	4,574	1.06
Commercial loans secured	501	.13	880	.22	296	.07	—	—	—	—
Commercial loans unsecured	69	.02	78	.02	322	.08	329	.08	336	.08
Consumer Loans:
Automobile	1,009	.27	2,544	.64	7,322	1.79	15,490	3.79	30,490	7.08
Home equity lines of credit	33,649	8.97	33,840	8.51	29,167	7.13	17,914	4.39	16,960	3.94
Other	2,007	.54	2,015	.51	2,443	.60	2,124	.52	2,713	.63

	375,112	100.00%	397,723	100.00%	408,901	100.00%	408,520	100.00%	430,704	100.00%

Add:
Purchase accounting premium (net)	—		—		62		158		285
Less:
Undisbursed portion of loans in process	5,304		2,042		3,664		4,595		9,846
Deferred loan origination fees	4		97		234		408		558
Unearned interest	193		17		127		534		1,633
Allowance for loan losses	4,768		6,634		3,927		2,672		2,650

Total	$364,843		$388,933		$401,011		$400,469		$416,302

(1)	Includes fixed-rate second mortgage loans and loans available for sale.
(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2011 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due in 1 Year or Less	Due 1 Through 5 Years	Due After 5 Years	Total
	(In thousands)
Real Estate Loans
Single-family residential	$211	$5,158	$87,555	$92,924
Single-family rental property	876	12,852	50,987	64,715
Commercial	3,386	34,888	104,356	142,630
Construction	15,216	8,966	5,195	29,377
Commercial lines of credit	215	825	6,880	7,920
Commercial leases	228	44	40	312
Commercial loans secured	32	469	—	501
Commercial loans unsecured	—	—	69	69
Consumer:
Automobile	197	812	—	1,009
Home equity lines of credit	—	15	33,634	33,649
Other	106	703	1,197	2,006

Total	$20,467	$64,732	$289,913	$375,112

The following table sets forth at September 30, 2011, the dollar amount of all loans due beyond year after September 30, 2011 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$90,430	$2,283
Single-family rental property	35,644	28,195
Commercial	81,483	57,761
Construction	4,648	9,513
Commercial lines of credit	2,431	5,274
Commercial leases	84	—
Commercial loans secured	469	—
Commercial loans unsecured	69	—
Consumer:
Automobiles	812	—
Home equity lines of credit	—	33,649
Other	1,800	100

Total	$217,870	$136,775

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2011	2010	2009
	(In thousands)
Loans originated:
Real Estate Loans:
Single-family residential	$8,392	$7,244	$12,112
Single-family rental property	2,682	18,773	11,584
Commercial	22,776	15,092	26,448
Construction	11,084	509	4,314
Commercial lines of credit	811	4,863	3,459
Commercial loans secured	236	1,015	264
Commercial leases	—	—	200
Consumer:
Automobile	100	309	952
Home equity lines of credit	6,583	10,926	19,072
Other	959	575	1,872

Total loans originated	$53,623	$59,306	$80,277

Loans purchased:
Real estate loans	$3,700	$—	$2,500

Total loans purchased	$3,700	$—	$2,500

Loans sold:
Whole loans	$13,230	$5,720	$2,800
Participation loans	3,400	86	8,600

Total loans sold	$16,630	$5,806	$11,400

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

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loans are approved based on a loan authority matrix, which is governed by the type of loan and the loan amount. Levels of approval are the loan officer, officers’ loan committee, which includes the President, Chief Financial Officer, Executive Vice President in charge of lending, Executive Vice President of Operations, the Treasurer, a directors loan committee, and the full Board. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Applications for single-family real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a deed of trust or a mortgage on real estate, an appraisal of the real estate is generally undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with a commercial real estate loan.

It is the Bank’s policy to record a lien on the real estate securing a loan and to obtain title insurance. which ensures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing. When the property is in a flood plain as designated by Federal Emergency Management Agency, the Bank requires adequate flood insurance prior to settlement of the loan.

With respect to single-family residential mortgage loans, the Bank makes a loan commitment of between 30 and 60 days for each loan approved. If the borrower desires a longer commitment, the commitment may be extended for good cause and upon written approval.

The Bank is permitted to lend up to 95% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, the Bank’s policy is to obtain private mortgage insurance at the borrower’s expense on the principal amount of the loan. The Bank will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. The Bank generally limits the loan-to-value ratio on commercial real estate mortgage loans to 80%. The Bank generally limits the loan-to-value ratio on single-family rental property loans to 65%. Home equity loans are made in amounts which, when added to any senior indebtedness, do not exceed 80% of the value of the property, although the majority of home equity loans have a loan to value ratio of 80% or less.

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this authority, the Bank would have been permitted to lend up to $9.5 million to any one borrower at September 30, 2011. At September 30, 2011, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2011, the Bank’s largest loan customer was a $6.8 million relationship secured by a retail shopping center. At September 30, 2011, this customer’s loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2011, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $92.9 million, or 24.8% of the Bank’s gross loan portfolio. The Bank has never participated in the origination of Sub-prime loans and, accordingly, has no direct exposure to this type of lending within its loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2011, the Bank had $90.6 million of fixed-rate single-family mortgage loans, which amounted to 97.5% of the Bank’s single-family mortgage loans. Due to the current economic conditions and the low interest rate environment the Bank has employed a strategy to sell the majority of newly originated fixed-rate single-family residential mortgage loans into the secondary market.

As of September 30, 2011, $2.3 million, or 2.5% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

The retention of adjustable-rate loans in the Bank’s portfolio helps reduce the Bank’s exposure to increases in prevailing market interest rates. However, there may be unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow the Bank to increase the sensitivity of its interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on the Bank’s adjustable-rate loans will fully adjust to compensate for increases in the Bank’s cost of funds. Finally, adjustable-rate loans increase the Bank’s exposure to decreases in prevailing market interest rates, although decreases in the Bank’s cost of funds tend to offset this effect.

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2011, single-family rental property loans totaled $64.7 million, or 17.2%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $2.7 million, $18.8 million, and $11.6 million for the years ended September 30, 2011, 2010 and 2009, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a five year fixed-rate or on an adjustable-rate basis and carry interest rates generally above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is five years with amortizations up to 25 years.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers, hospitality, and commercial and industrial buildings. Such loans generally range in size from $100,000 to $7.0 million, with the largest having an outstanding principal balance of $6.8 million at September 30, 2011. At September 30, 2011, the Bank had $142.6 million of commercial real estate loans, which amounted to 38.0% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 30 years.

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

Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on fixed rate terms. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0% and 1.5%, typically with interest rate floors. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0% and 1.5% and adjust monthly, typically with interest rate floors with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2011, $29.4 million, or 7.8%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan. The Bank’s construction loans totaled $29.4 million, $23.8 million, and $28.9 million at September 30, 2011, 2010 and 2009, respectively, and construction loan originations were $11.1 million, $509,000, and $4.3 million during the years ended September 30, 2011, 2010 and 2009, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are generally made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, typically with interest rate floors for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At September 30, 2011 acquisition and development loans totaled $14.6 million or 3.9% of the Bank’s gross loan portfolio. The Bank did not originate any acquisition and development loans during the fiscal year ended September 30, 2011. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2011, the Bank had 15 letters of credit outstanding totaling $401,000.

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank will work with the customer to resolve the financial issue. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property) in the Bank’s market area. On loans to builders, the Bank works only with selected builders with whom it has experience and carefully monitors the creditworthiness of the builders.

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate, typically with interest rate floors and are offered at rates from prime plus 0% to prime plus 3.5%. As of September 30, 2011, the Bank had $7.9 million of such loans, which amounted to 2.1% of the Bank’s gross loan portfolio.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposits.

Automobile loans totaled $1.0 million, or .27%, of the Bank’s gross loan portfolio at September 30, 2011. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and used cars are financed for a period generally of up to six years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows their insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2011, home equity lines of credit totaled $33.6 million, or 9.0% of the Bank’s gross loan portfolio. Second mortgage loans are made at fixed rates and for terms of up to 15 years and totaled $5.9 million, or 1.6%, of the Bank’s gross loans at September 30, 2011.

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

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 3.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2011, savings account loans accounts totaled $277,000 or .07%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.6 million, or .43% of the Bank’s gross loan portfolio at September 30, 2011.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectability of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off, or any expected loss is reserved for when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements.

Real estate acquired by the Bank as a result of foreclosure is classified as real estate acquired through foreclosure until such time as it is sold. When such property is acquired, it is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Costs relating to holding such real estate are charged against income in the current period, while costs relating to improving such real estate are capitalized until a saleable condition is reached. Any required write-down of the loan to its fair value less estimated selling costs upon foreclosure is charged against the allowance for loan losses. See Note 4 of Notes to Consolidated Financial Statements.

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Single-family residential	$1,048	$656	$1,186	$291	$—
Single-family rental property	6,667	1,664	—	—	—
Commercial	5,097	6,002	6,269	369	2,266
Construction	4,534	3,933	—	—	—
Commercial lines of credit	214	—	—	—	—
Commercial leases	50	240	235	173	—
Commercial loans secured	—	267	—	—	—
Consumer	20	23	—	2	24

Total	$17,630	$12,785	$7,690	$835	$2,290
Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Total nonperforming loans	$17,630	$12,785	$7,690	$835	$2,290

Percentage of gross loans	4.69%	3.21%	1.88%	0.20%	0.53%

Percentage of total assets	2.82%	2.06%	1.35%	0.14%	0.35%

Other nonperforming assets (2)	$2,999	$—	$639	$1,244	$108

Loans modified in Troubled Debt Restructuring (TDRs) (3)	$8,665	$4,007	$3,863	$—	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at September 30, 2011 are $8.7 million in Troubled Debt Restructurings (TDRs), of which $8.6 million are not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of principal and interest payments. Payments received on nonaccrual loans are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectability of the loan.
(2)	Other nonperforming assets include the Bank’s inventory other real estate owned.
(3)	As described in footnote (1) above, loans modified in a troubled debt restructuring are also included as nonaccrual loans.

During the year ended September 30, 2011, gross interest income of $1.2 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2011 amounted to $745,000.

At September 30, 2011, the Bank had no loans which were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

At September 30, 2011, nonaccrual loans consisted of commercial loans aggregating $5.1 million, residential loans aggregating $1.0 million, single-family rental loans aggregating $6.7 million, construction loans aggregating $4.5 million, commercial lines of credit aggregating $214,000, commercial leases aggregating $50,000 and consumer loans aggregating $20,000.

As described above loans identified as Troubled Debt Restructurings (TDRs) are also included as nonperforming assets. TDRs are represented by borrowers experiencing some form of financial difficulty resulting in the Bank granting a concession as a part of a loan modification. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of September 30, 2011 non performing loans included $8.7 million in TDRs of which $8.6 million are not delinquent.

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2011, the Bank had $3.0 million in real estate owned through foreclosure.

Federal regulations require financial institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. If an asset or portion thereof is classified loss, a financial institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a financial institution’s classifications. If a financial institution does not agree with an examiner’s classification of an asset, it may appeal this determination. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2011, the Bank had $23.8 million in classified assets consisting of $22.6 million in assets classified as substandard, $0 in assets classified as doubtful and $1.2 million in assets classified as loss. Substandard assets consisted of $10.7 million in loans and $11.9 million in private label CMOs. In addition, the Bank had $12.0 million in loans designated as special mention at September 30, 2011. Special mention assets consisted of $2.0 million in single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2011, and commercial loans of $10.4 million that the Bank is monitoring for management and credit weaknesses at September 30, 2011.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income. Due to the downturn in the current economic conditions, the Bank added to the allowance for loan losses during the fiscal year ended September 30, 2011 $2.1 million in provisions for losses on loans. Net loans charged off during the fiscal year ended September 30, 2011 were $4.0 million.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at the beginning of the period	$6,634	$3,927	$2,672	$2,650	$2,679

Loans charged-off:
Real estate mortgage:
Single-family residential	1,385	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	2,171	235	187	341	—
Commercial leases	76	15	27	—	—
Construction	366	—	—	—	—
Commercial loans secured	—	—	—	—	—
Commercial loans unsecured	—	234	—	—	—
Consumer	48	75	87	262	364

Total charge-offs	4,046	559	301	603	364
Recoveries:
Real estate mortgage:
Single-family residential	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	5	31	—	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	80	161	175	265	218

Total recoveries	80	166	206	265	218
Net loans charged-off	(3,966)	(393)	(95)	(338)	(146)
Provision for loan losses	2,100	3,100	1,350	360	117

Balance at the end of period	$4,768	$6,634	$3,927	$2,672	$2,650

Ratio of net charge-offs to average loans outstanding during the period	1.05%	0.10%	0.02%	0.08%	0.03%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2011		2010		2009		2008		2007
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single-family residential	$205	24.77%	$105	29.69%	$253	34.48%	$329	40.47%	$633	38.19%
Single-family rental property	1,595	17.25	74	17.77	137	12.64	106	10.24	80	8.42
Commercial	1,430	38.03	5,087	34.34	1,568	33.29	1,292	31.23	976	27.77
Construction	1,267	7.83	906	5.98	980	7.06	360	6.11	127	9.82
Commercial lines of credit	12	2.11	13	2.01	88	2.16	75	2.04	39	3.01
Commercial leases	26	.08	209	.31	266	.70	92	1.14	27	1.06
Commercial loans secured	5	.13	31	.22	28	.07	—	—	—	—
Commercial loans unsecured	40	.02	40	.02	318	.08	330	.08	335	.08
Consumer	188	9.78	169	9.66	289	9.52	88	8.69	433	11.65

Total allowance for loan losses	$4,768	100.00%	$6,634	100.00%	$3,927	100.00%	$2,672	100.00%	$2,650	100.00%

Investment Activities

General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the Federal Reserve Board adjusts the percentage of liquid assets which banks are required to maintain. See “—Depository Institution Regulation—Liquidity Requirements.”

The Bank makes investments in order to maintain the levels of liquid assets required by regulatory authorities and manage cash flow, diversify its assets, obtain yield and to satisfy certain requirements for favorable tax treatment. The investment activities of the Bank consist primarily of investments in mortgage-backed securities and other investment securities, consisting primarily of securities issued or guaranteed by the U.S. government or agencies thereof. Typical investments include federally sponsored agency mortgage pass-through and federally sponsored agency and mortgage-related securities. The Bank performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate conditions. Under the Bank’s current investment policy, all securities purchases and sales are approved by the Bank’s President. The Board of Directors oversees securities transactions activity.

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent. The held to maturity investment portfolio would not be used for speculative purposes and would be carried at amortized cost. In the event the Bank sold securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, reported as a separate component of Stockholders’ Equity. At September 30, 2011, the Bank’s securities portfolio consists of available for sale securities only.

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

At September 30, 2011, there were no mortgage-backed securities classified as held to maturity. Securities are designated into one of the three categories at the time of purchase. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

At September 30, 2011, mortgage-backed securities including CMOs with an amortized cost of $149.8 million were classified as available for sale and had a weighted average yield of 3.17%. At September 30, 2011, the Bank’s mortgage-backed securities portfolio had gross unrealized gains and losses of approximately $3.9 million and $2.9 million, respectively. The gross unrealized losses primarily related to $14.0 million in private label CMO obligations, represented by three individual securities. The Bank does not presently intend to sell these private label CMOs and it is not expected that the Bank will be required to sell these securities prior to maturity or recovery.

During the year ended September 30, 2011, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to two of our private label CMOs that resulted in a pre-tax charge to earnings of $300,000. The private label CMOs were rated “AAA” by Standard & Poors at origination. These securities had an original principal balance of $19.9 million and a current carrying value of $12.0 million at September 30, 2011. These securities had an estimated fair value of $9.1 million at September 30, 2011.

In April 2009, the FASB issued guidance on “Other Than Temporary Impairment” and “Fair Value Measurements.” FASB has issued this guidance to address concerns regarding (1) determining whether a market is not active and a transaction is not orderly, (2) recognition and presentation of other-than-temporary impairments and (3) interim disclosures of fair values of financial instruments. This was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance effective for the period ending June 30, 2009. As a result of the adoption of this guidance, impairment recognition for the Company’s investment and mortgage-backed securities are now segmented into credit and non-credit related components. Any fair value adjustment due to identified credit-related components will be recorded as an adjustment to current period earnings, while noncredit-related fair value adjustments will be recorded through other comprehensive income. Under the revised guidance, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.

	At September 30,
	2011	2010	2009
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$2,001	$17,013	$—
Corporate bonds	4,818	1,377	—
Equity investments	100	—
Mortgage-backed securities	139,828	51,644	74,707
Private label collateralized mortgage obligations	11,051	14,331	15,771

Total available for sale	$157,798	$84,365	$90,478

Securities held to maturity:
U.S. government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	—
Collateralized mortgage obligations	—	—	—

Total held to maturity	$—	$—	$—

Total	$157,798	$84,365	$90,478

The following table sets forth information pertaining to scheduled maturities, amortized cost, market value and average yields for the Bank’s investment portfolio at September 30, 2011.

	One Year or Less		One to Five Years		Five to Ten Years			More than Ten Years		Total Investment Portfolio
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost		Average Yield	Amortized Cost	Average Yield	Amortized Cost	Market Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Agency notes	$—		$—		$			$2,000		$2,000	$2,001
Corporate bonds	—		1,380			3,500		—		4,880	4,818
Equity investments	—		—			—		100		100	100
Mortgage-backed securities	3		2,002			7,842		126,052		135,899	139,828
Private label collateralized mortgage Obligations	—		—			—		13,956		13,956	11,051

Total available for sale	$3	6.16%	$3,382	2.03%		$11,342	3.26%	$142,108	3.04%	$156,835	$157,798	3.04%

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are Maryland residents. To provide additional convenience, the Bank participates in several networks at locations throughout the Mid-Atlantic and the South and MoneyPass, a surcharge free Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its seventeen offices.

Savings deposits in the Bank at September 30, 2011 were represented by the various types of savings programs described below.

Interest* Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings
		Demand deposits:
.40%	None	NOW and Super NOW accounts	$250	$97,957	17.81%
.79	None	Money Market	250	86,278	15.69

		Total demand deposits		184,235	33.50
		Savings deposits:
.27	None	Regular	250	71,754	13.05
.30	None	Money market passbooks	250	13,383	2.43

		Total savings deposits		$85,137	15.48%

		Certificates of Deposit
.08	3 months or less	Fixed-term, fixed rate	$500	$1,332	.24%
.45	6 months	Fixed-term, fixed rate	500	25,896	4.71
.73	12 months	Fixed-term, fixed rate	500	12,549	2.28
2.01	18 months	Fixed-term, fixed rate	500	32,850	5.97
1.50	24 months	Fixed-term, fixed rate	500	5,516	1.00
4.63	30 months	Fixed-term, fixed rate	500	10,914	1.98
4.39	36 months	Fixed-term, fixed rate	500	8,039	1.46
2.97	48 months	Fixed-term, fixed rate	500	31,912	5.80
2.27	60 months	Fixed-term, fixed rate	500	62,411	11.35
2.35	$100,000 and over	Fixed-term, fixed rate	N/A	89,137	16.21

		Total Certificates of deposit		280,556	51.00
		Accrued interest payable		86	.02

		Total deposits		$550,014	100.00%

*	Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at September 30, 2011	% of Deposits	Increase (Decrease)	Balance at September 30, 2010	% of Deposits	Increase (Decrease)	Balance at September 30, 2009	% of Deposits	Increase (Decrease)
	(Dollars in thousands)
NOW	$97,957	17.81%	$11,606	$86,351	16.16%	$26,474	$59,877	12.27%	$4,105
Money market deposit	86,278	15.48	17,847	68,431	12.80	11,715	56,716	11.62	23,867
Passbook and statement savings deposits	85,137	15.69	3,202	81,935	15.34	2,343	79,592	16.31	2,808
Certificate of deposit	191,419	34.79	(12,045)	203,464	38.08	(2,703)	206,167	42.25	(22,023)
Certificate of deposit $100,000 and over	89,137	16.21	(4,956)	94,093	17.60	8,507)	85,586	17.54	(5,614)
Accrued interests payable	86	.02	(6)	92	.02	41	51	.01	10

Total	$550,014	100.00%	$15,648	$534,366	100.00%	$46,377	$487,989	100.00%	$3,198

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

	Year Ended September 30,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
NOW	$66,475	1.03%	$52,532	1.09%	$36,375	0.46%
Money market deposits	81,476	.97	59,757	1.22	34,663	1.76
Passbook savings deposits	85,431	.32	82,122	.34	77,990	0.49
Noninterest-bearing demand deposits	29,367	—	27,461	—	27,203	—
Certificates of deposit	283,697	2.18	294,857	2.58	316,599	3.56

Total	$546,446	1.45%	$516,729	1.78%	$492,830	2.52%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At September 30,
	2011	2010	2009
	(Dollars in thousands)
0.05 – 2.00%	$133,865	$116,797	$73,395
2.01 – 4.00	127,727	141,005	143,864
4.01 – 5.46	18,964	39,755	74,494

Total	$280,556	$297,557	$291,753

The following table sets forth the amount and maturities of time deposits at September 30, 2011.

Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total
0.05 - 2.00%	$86,588	$22,290	$17,922	$7,065	$133,865
2.01 - 4.00	16,059	33,567	22,028	56,073	127,727
4.01 - 5.46	14,712	4,252	—	—	18,964

Total	$117,359	$60,109	$39,950	$63,138	$280,556

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2011. At such date, such deposits represented 16.21% of total deposits and had a weighted average rate of 2.35%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$10,395
Over three through six months	11,709
Over six through 12 months	12,002
Over 12 months	55,031

Total	$89,137

The following table sets forth the savings activities of the Bank for the periods indicated.

	At September 30,
	2011	2010	2009
	(In thousands)
Deposits	$924,285	$1,147,503	$1,052,956
Withdrawals	(916,579)	(1,110,299)	(1,062,196)

Net increase (decrease) before interest credit	7,706	37,204	(9,240)
Interest credited	7,942	9,173	12,438

Net increase in savings deposits	$15,648	$46,377	$3,198

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2011, the Bank had no outstanding FHLB advances. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities and from an established line of credit with its correspondent bank.

The following table sets forth certain information regarding our short-term borrowings at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2011	2010	2009
Maximum outstanding advances from FHLB at any month end	$—	$—	$10,000
Weighted-average rate paid on advances from FHLB (1)	—%	—%	4.44%
Average advances from FHLB outstanding	$—	$—	$6,302

(1)	The weighted-average rate paid is based on the weighted-average balances determined on a daily basis.

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

The trust preferred securities issued by the Business Trust and the junior subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2011 was 3.90%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank.

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

The trust preferred securities and junior subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2011 was 3.25%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank.

During the fiscal year ended September 30, 2011, the Company had a total annual interest expense of $608,000 related to all of its trust preferred securities. Payments to be made by the Statutory Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.00% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, or under certain conditions in whole but not in part, at any time at par plus any accrued unpaid interest.

Repurchase of Series A Preferred Stock. On January 26, 2011, the Company repurchased all $10.8 million of its Cumulative Perpetual Series A Preferred Stock (the “Series A Preferred Stock”) issued to the U.S. Treasury in March 2008 pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The TARP repayment will save the Company a minimum of $540,000 in annual future preferred dividends. As a result of the redemption, the Company accelerated accretion of the remaining discount on the Series A Preferred Stock and recorded a reduction in retained earnings during the second quarter of fiscal 2011. The warrant to purchase 183,465 shares of the Company’s common stock at $8.83 per share and issued to the U.S. Treasury has not been repurchased and remains outstanding.

Subsidiary Activities

The Bank has two subsidiary service corporations. One subsidiary is Ebenezer Road, Inc. (“Ebenezer Road”), which is a Maryland licensed insurance company that trades under the trade name BCSB Insurance Services. The company offers life and annuity insurance products through the Bank’s licensed branch platform sales representatives as part of an overall non-deposit investment and insurance program. The second subsidiary is Lyons Properties, LLC (“Lyons Properties”), which is utilized for holding foreclosed properties.

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

Employees

As of September 30, 2011, the Company had 137 full-time and 29 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

Depository Institution Regulation

General. The Bank is a Maryland commercial bank and its deposit accounts are insured by the Deposit Insurance Fund (“DIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). The Bank also is a member of the Federal Reserve System. The Bank is subject to supervision, examination and regulation by the State of Maryland Office of the Commissioner of Financial Regulation (“Commissioner”), the Federal Reserve Board, Maryland and federal statutory and regulatory provisions governing such matters as capital standards, mergers and establishment of branch offices, and it is subject to the FDIC’s authority to conduct special examinations. The Bank is required to file reports with the Commissioner and the Federal Reserve Board concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

The system of regulation and supervision applicable to the Bank establishes a comprehensive framework for the operations of the Bank and is intended primarily for the protection of the FDIC and the depositors of the Bank. Changes in the regulatory framework could have a material effect on the Bank and its respective operations that in turn, could have a material adverse effect on the Company.

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials. However, on July 21, 2011, the United States Court of Appeals for the District of Columbia Circuit struck down the Securities and Exchange Commission’s rule on proxy access. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive incentive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act contains a wide variety of provisions (many of which are not yet effective) affecting the regulation of depository institutions in addition to those stated above. Those include restrictions related to mortgage originations, risk retention requirements as to securitized loans and the Consumer Financial Protection Bureau. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on the Company’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Business Activities. The Commissioner regulates the Bank’s internal organization as well as its deposit, lending and investment activities. The basic authority for the Bank’s activities is specified by Maryland law. Additionally, Maryland law contains a parity statute by which Maryland commercial banks may, with the approval of the Commissioner, engage in any additional activity, service or practice permitted for national banks.

The Federal Reserve Board and FDIC also regulate many of the areas regulated by the Commissioner and federal law may limit some of the authority provided to the Bank by Maryland law. Approval of the Commissioner and the Federal Reserve is required for, among other things, business combinations and the establishment of branch offices.

Capital Requirements. The Bank is subject to Federal Reserve Board capital requirements, as well as statutory capital requirements imposed under Maryland law. Federal Reserve Board regulations establish two capital standards for state-chartered banks that are members of the Federal Reserve System (“state member banks”): a leverage requirement and a risk-based capital requirement. In addition, the Federal Reserve may, on a case-by-case basis, establish individual minimum capital requirements for a bank that vary from the requirements that would otherwise apply under Federal Reserve Board regulations. A bank that fails to satisfy the capital requirements established under the Federal Reserve Board’s regulations will be subject to such administrative action or sanctions as the Federal Reserve Board deems appropriate.

The leverage ratio adopted by the Federal Reserve Board requires a minimum ratio of “Tier 1 capital” to adjusted total assets of 3% for banks rated composite 1 under the CAMELS examination rating system for banks. Banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of at least 4%. Additional capital may be necessary for institutions with supervisory, financial, operational or managerial weaknesses, as well as institutions experiencing significant growth. For purposes of the Federal Reserve Board’s leverage requirement, Tier 1 capital consists primarily of common stockholders’ equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less most intangible assets, except for specified servicing assets and purchased credit card receivables and other specified deductions.

The risk-based capital requirements established by the Federal Reserve Board’s regulations require state member banks to maintain “total capital” equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, “total capital” means Tier 1 capital (as described above) plus “Tier 2 capital” (as described below), provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. Tier 2 capital elements include, subject to certain limitations, the allowance for losses on loans and leases, perpetual preferred stock that does not qualify for Tier 1 and long-term preferred stock with an original maturity of at least 20 years from issuance, hybrid capital instruments, including perpetual debt and mandatory convertible securities, and subordinated debt and intermediate-term preferred stock and up to 45% of unrealized gains on equity securities. Total risk-weighted assets are determined under the Federal Reserve Board’s regulations, which generally establish four risk categories, with general risk weights of 0%, 20%, 50% and 100%, based on the risk believed inherent to the type of asset involved. In certain instances risk weightings are higher than 100%.

In addition, the Bank is subject to the statutory capital requirements imposed by the State of Maryland. Under Maryland statutory law, if the surplus of a Maryland commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

For information with respect to the Bank’s compliance with its regulatory requirements at September 30, 2011, see Note 15 of the Notes to the Consolidated Financial Statements.

Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be, among other things, subject to increased monitoring by the appropriate federal banking regulator, required to submit an acceptable capital restoration plan within 45 days and are subject to asset growth limits. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below a “critical capital level,” the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At September 30, 2011, the Bank was classified as well capitalized under Federal Reserve regulations.

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The federal banking agencies, including the Federal Reserve Board, have released Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business, establish certain basic standards for loan documentation, credit underwriting, asset quality, capital adequacy, earnings, interest rate risk exposure and asset growth, information security and further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions.

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2011 of $1.1 million.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $10.7 million and $58.8 million, plus 10% on the remainder. The first $10.7 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2011, the Bank met its reserve requirements.

The monetary policies and regulations of the Federal Reserve Board have a significant effect on the operating results of commercial banks. The Federal Reserve Board’s policies affect the levels of bank loans, investments and deposits through its open market operation in United States government securities, its regulation of the interest rate on borrowings from Federal Reserve Banks and its imposition of nonearning reserve requirements on all depository institutions, such as the Bank, that maintain transaction accounts or non-personal time deposits.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s previous risk-based assessment system, insured institutions were assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned and assessment rates ranged from seven to 77.5 basis points. On February 7, 2011, however, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. The final rule, which took effect for the quarter beginning April 1, 2011, requires that the base on which deposit insurance assessments are charged be revised from one that is based on domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under the final rule, insured depository institutions are required to report their average consolidated total assets on a daily basis, using the regulatory accounting methodology established for reporting total assets. For purposes of the final rule, tangible equity is defined as Tier 1 capital. No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to stress on the Deposit Insurance Fund caused by bank failures, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of September 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Because of the recent difficult economic conditions, deposit insurance per account owner had been raised to $250,000 for all types of accounts until January 1, 2014. This was made permanent by the Dodd-Frank Act. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (“TLGP”) under which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2012. The Dodd-Frank Act extends the unlimited coverage of noninterest-bearing transaction accounts until December 31, 2012 without providing an opt out. The TLGP also included a debt component under which certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Bank opted to participate in the unlimited noninterest-bearing transaction account coverage and the Bank and Company opted to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended September 30, 2011 averaged 0.093% of assessable deposits.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Dividend Restrictions. The Bank’s ability to pay dividends is governed by Maryland law and the regulations of the Federal Reserve Board. Maryland law provides that dividends may be paid out of individual profits or with approval of the Commissioner, surplus of 100% of capital stock. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

The Bank’s payment of dividends is also subject to the Federal Reserve Board’s Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. The previously referenced prompt corrective action requirements prohibit dividends where the Bank would be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” after the dividend. Additionally, both the Commissioner and the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 2008 from mutual to stock form.

Uniform Lending Standards. Under Federal Reserve Board regulations, state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies of state member banks must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal banking agencies.

Management will periodically evaluate its lending policies to assure conformity to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

Limits on Loans to One Borrower. The Bank is subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of September 30, 2011 was $9.5 million.

Transactions with Related Parties. Transactions between a state member bank and its related parties or any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state member bank is any company or entity, which controls, is controlled by or is under common control with the state member bank. In a holding company context, at a minimum, the parent holding company of a state member bank and any companies which are controlled by such parent holding company are affiliates of the state member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain types of covered transactions must be collateralized according to a schedule set forth in the statute based on the type of collateral.

State member banks are also subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O on loans to executive officers, directors and principal stockholders (“insiders”). Under Section 22(h), aggregate loans to directors, executive officers and greater than 10% stockholders may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to insiders of a state member bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which prior board of directors approval is required as being the greater of $25,000 or 5% of capital and surplus; however loans aggregating to $500,000 or more always require such approval. Further, Section 22(h) requires that loans to insiders be made on terms substantially the same as offered in comparable transactions to other persons with an exception for loans made to a bank-wide benefit or compensation program that does not give preference to insiders. Section 22(g) of the Federal Reserve Act places further restrictions on the types of loans that can be made to executive officers.

Additionally, Maryland statutory law imposes restrictions on certain transactions with affiliated persons of Maryland commercial banks. Generally, under Maryland law, a director, officer or employee of a commercial bank may not borrow, directly or indirectly, any money from the bank, unless the loan has been approved by a resolution adopted at and recorded in the minutes of the board of directors of the bank, or the executive committee of the bank, if that committee is authorized to make loans. If such a loan is approved by the executive committee, the loan approval must be reported to the board of directors at its next meeting. Certain commercial loans made to non-employee directors of a bank and certain consumer loans made to nonofficer and nondirector employees of the bank are exempt from the statute’s coverage.

Enforcement. The Federal Reserve Board has primary federal enforcement responsibility over member banks and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive, or cease and desist order to removal of officers and/or directors to institution or receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Federal Reserve Board that enforcement action to be taken with respect to a particular institution. If action is not taken by the Federal Reserve Board, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

The Commissioner has extensive enforcement authority over Maryland banks. Such authority includes the ability to issue cease and desist orders and civil money penalties and to remove directors or officers. The Commissioner may also take possession of a Maryland bank whose capital is impaired and seek to have a receiver appointed by a court.

Regulation of the Company

General. The Company, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation and examination by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. In evaluating such applications, the Federal Reserve Board considers a variety of financial, managerial and competitive factors.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. One of the principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

The Gramm-Leach-Bliley Act of 1999 authorized bank holding companies that meet certain management, capital and other criteria to choose to become a “financial holding company” and thereby engage in a broader array of financial activities including insurance underwriting and investment banking. The Company has not, up to now, opted to become a financial holding company.

Acquisitions of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of the Company or the Bank. For purposes of the BHCA, control is defined as ownership of more than 25% of any class of voting securities of the Company or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of the Company or the Bank. Any bank holding company must secure Federal Reserve Board approval prior to acquiring 5% or more of the stock of the Company or the Bank.

The Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert (except for companies required to make application under the BHCA), to file a written notice with the Federal Reserve Board before such person or persons may acquire control of the Company or the Bank. The Change in Bank Control Act presumes control as the power, directly or indirectly, to vote 10% or more of any voting securities or to direct the management or policies of a bank holding company, such as the Company, that has securities registered under the Securities Exchange Act of 1934.

Under Maryland law, acquisitions of 25% or more of the voting stock of a commercial bank or a bank holding company and other acquisitions of voting stock of such entities which affect the power to direct or to cause the direction of the management or policy of a commercial bank or a bank holding company must be approved in advance by the Commissioner. Any person proposing to make such an acquisition must file an application with the Commissioner at least 60 days before the acquisition becomes effective. The Commissioner may deny approval of any such acquisition if the Commissioner determines that the acquisition is anticompetitive or threatens the safety or soundness of a banking institution. Any voting stock acquired without the approval required under the statute may not be voted for a period of five years. This restriction is not applicable to certain acquisitions by bank holding companies of 5% or more of the stock of Maryland banks or Maryland bank holding companies which are governed by Maryland’s holding company statute and also require prior approval of the Commissioner.

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Depository Institution Regulation — Prompt Corrective Regulatory Action.”

Capital Requirements. The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. (Please see “Capital Requirements” earlier in this report.) At September 30, 2011, the Company’s consolidated Total and Tier 1 capital exceeded these requirements. The Dodd-Frank Act will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. Small bank holding companies, those with less than $500 million in assets, will be exempt from this provision. However, instruments issued before May 19, 2010 by bank holding companies with more than $15 billion of consolidated assets are subject to a three-year phase out from inclusion as Tier 1 capital, beginning January 1, 2013. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations.

Stock Repurchases. As a bank holding company, the Company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. This requirement does not apply to bank holding companies that are “well-capitalized,” received one of the two highest examination ratings at their last examination and are not the subject of any unresolved supervisory issues.

Taxation

General. The Company and the Bank, together with the Bank’s subsidiaries, file a consolidated federal income tax return based on a fiscal year ending September 30. Consolidated returns have the effect of deferring gain or loss on intercompany transactions and allowing companies included within the consolidated return to offset income against losses under certain circumstances.

Federal Income Taxation. Financial institutions are subject to the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) in the same general manner as other corporations. However, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefited from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans were separated into “qualifying real property loans,” which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, however, the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the “experience method”) or a percentage of taxable income determined without regard to such deduction (the “percentage of taxable income method”).

Earnings appropriated to an institution’s bad debt reserve and claimed as a tax deduction were not available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax.

Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, prior to its conversion to a commercial bank were treated the same as commercial banks. Associations with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Associations with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

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

For additional information regarding taxation, see Note 17 of Notes to Financial Statements.

Executive Officers

Below is information regarding the executive officers of the Company who are not also directors of the Company. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his or her position for at least five years. The ages presented are as of September 30, 2011.

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

Anthony R. Cole joined BCSB Bancorp and Baltimore County Savings Bank as Executive Vice President and Chief Financial Officer effective September 4, 2007. Previously, Mr. Cole served as Senior Vice President and Chief Financial Officer of Bay Net a Community Bank in Bel Air, Maryland from January 2000 through March 2007. Age 50.

Daniel R. Wernecke was named Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank effective November 21, 2007. Prior to being named Executive Vice President and Chief Lending Officer, he served as Senior Vice President of Baltimore County Savings Bank in charge of lending operations. Mr. Wernecke joined Baltimore County Savings Bank in 2002. Age 55.

David M. Meadows was named Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Executive Vice President of BCSB Bancorp and Baltimore County Savings Bank effective November 27, 2006. He served as President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank on an interim basis from July 24, 2006 through November 26, 2006. Previously, he was a Partner in the law firm of Moore, Carney, Ryan and Lattanzi, L.L.C. Age 55.

Bonnie M. Klein joined Baltimore County Savings Bank in 1975 and has served in various capacities of increasing responsibility since then. She was named Vice President and Treasurer of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Senior Vice President of BCSB Bancorp and Baltimore County Savings Bank effective January 1, 2005. She is a Certified Public Accountant. Age 56.

Item 1A. Risk Factors

The Bank’s increased emphasis on commercial real estate and non-owner occupied residential real estate lending may expose it to increased lending risks.

In recent years, the Bank has significantly increased its emphasis on commercial real estate lending. Commercial real estate loans increased from $75.0 million, or 15.5% of its total loans, at September 30, 2005 to $142.6 million, or 38.0% of its total loans, at September 30, 2011. Moreover, as part of the Bank’s strategy to increase earnings, it will seek to continue to increase commercial real estate lending, as well as commercial lending, and intends to add commercial lending personnel to assist in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. Also, many of the Bank’s commercial and construction borrowers have more than one loan outstanding with the Bank. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.

In addition, in recent years, the Bank has significantly increased its portfolio of non-owner occupied residential real estate lending. Non-owner occupied residential real estate loans increased from $26.9 million, or 5.6% of total loans, at September 30, 2005, to $64.7 million, or 17.3% of total loans, at September 30, 2011. These types of loans generally expose a lender to greater risk of non-payment and loss than owner occupied residential real estate loans since the collateral for owner occupants is their personal residence. In addition, non-owner occupied residential real estate loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the rental properties. Since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. The bulk of the increase in nonperforming loans at September 30, 2011 as compared with September 30, 2010 relates to non-owner occupied residential real estate loans. The Bank’s nonperforming non-owner occupied residential real estate loans totaled $6.7 million at September 30, 2011. For further information about nonperforming non-owner occupied residential real estate loans, see “Item 1. Business — Lending Activities-Nonperforming Loans and Other Problem Assets.”

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of September 30, 2011, our mortgage-backed securities portfolio included securities with a book value of $149.9 million and an estimated fair value of $150.9 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. During the fiscal year ended September 30, 2011, we wrote down these securities for an other-than-temporary impairment of $300,000. Any charges for other-than-temporary impairment would not impact cash flow or liquidity.

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

When borrowers default and do not repay the loans that we make to them, the Bank may incur a loss. The allowance for loan losses is the amount estimated by management as necessary to cover probable losses in the loan portfolio at the statement of financial condition date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. If our estimates and judgments regarding such matters prove to be incorrect, our allowance for loan losses might not be sufficient, and additional loan loss provisions might need to be made. Depending on the amount of such loan loss provisions, the adverse impact on our earnings could be material.

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

The Bank and the Company are subject to extensive regulation, supervision and examination by the Federal Reserve Board, their respective primary federal regulators, and by the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits. The Bank is also supervised and regulated by the Maryland Office of the Commissioner of Financial Regulation. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of our assets and determination of the level of allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on operations.

Regulatory reform legislation may have a material impact on the value of our stock.

On July 21, 2011, provisions of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became effective and restructured the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2011.

	Year Opened	Owned or Leased		Expiration Date (If Leased) (1)	Net Book Value at September 30, 2011	Approximate Square Footage	Deposits at September 30, 2011
							(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased	(2)	November 2018	$101,161	8,000	$116,424
Branch Offices:
Bel Air	1975	Leased		May 2013	—	1,200	39,165
Dundalk (3)	1976	Leased		January 2030	—	1,700	41,331
Timonium	1978	Leased		July 2013	—	2,500	60,019
Catonsville	2003	Owned			1,234,518	3,550	48,102
Abingdon	1999	Leased	(2)	October 2018	352,503	1,800	13,229
Forest Hill	1999	Leased	(2)	July 2019	303,495	1,800	23,722
Essex	1999	Leased		November 2012	—	3,200	24,820
Hickory	2000	Leased	(2)	January 2020	355,465	1,800	14,697
White Marsh	2000	Leased	(2)	January 2015	436,107	1,800	44,990
Carney	2001	Leased		February 2016	—	2,100	21,126
Lutherville	2002	Owned			528,732	7,440	31,485
Hamilton	2002	Owned			133,722	1,500	8,053
Ellicott City	2002	Leased		August 2020	—	2,300	27,364
Honeygo	2005	Leased	(2)	December 2025	613,675	1,800	11,071
Sparks	2005	Leased	(2)	December 2025	576,319	1,800	15,721
Owings Mills	2005	Leased	(2)	September 2026	704,457	1,800	8,695
Administrative Offices:
4111 E. Joppa Road	1994	Owned			945,391	18,000

(1)	All leases have at least one five-year option, except for the Ellicott City and Timonium locations.
(2)	Building is owned, but the land is leased.
(3)	This building is currently under construction to be completed first quarter 2012. Branch is operating out of a temporary facility on site.

The net book value of the Bank’s investment in premises and equipment totaled $9.9 million at September 30, 2011. See Note 6 of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings

On November 2, 2010, the Bank was sued in the United States District Court for the District of Maryland in the matter of Vicki Piontek v. Baltimore County Saving Bank, F.S.B. (Civil Action No. 10-cv-3101). The Plaintiff’s Complaint alleges violations of the Electronic Funds Transfer Act concerning notice requirements to be displayed upon one of the Bank’s ATM machines and seeks certification of the action as a class action. The Bank has answered the Complaint, denied any such violations and demanded that the Complaint be dismissed with prejudice and that it be awarded the costs of suit, and reasonable attorneys fees and intends to vigorously defend the matter. On February 1, 2011 the parties entered into a settlement agreement, which upon final order of judgment dated August 30, 2011 was resolved. Pursuant to the terms of the settlement agreement the Bank agreed to pay attorneys fees and costs of $20,500 dollars and fund a cy pres trust in the amount of $8,928 for any class member who submitted a timely claim who would, if validated, receive a maximum payment of $100 dollars per participating class member.

In addition from time to time the Company and/or the Bank are a party to various legal proceedings incident to its business. There were no other legal proceeding to which the Company or the Bank was a party, or to which any of their property was subject which were expected by management to result in a material loss to the Company or the Bank. There are no pending regulatory proceedings to which the Company, the Bank and their subsidiaries are a part or to which any of their properties are subject which are currently expected to result in a material loss.

Item 4. [Removed and Reserved]

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol “BCSB” on the Nasdaq Global Market. At December 20, 2011 there were 3,188,665 shares of the common stock outstanding and approximately 2,000 holders of record of the common stock. Following are the high and low bid prices, by fiscal quarter, as reported on the Nasdaq Global Market during the periods indicated, as well as dividends declared on the common stock during each quarter.

Fiscal 2011	High	Low	Dividends Per Share
First Quarter	$11.39	$9.50	$—
Second Quarter	13.73	10.81	—
Third Quarter	14.25	12.09	—
Fourth Quarter	14.15	11.75	—

Fiscal 2010	High	Low	Dividends Per Share
First Quarter	$9.90	$8.05	$—
Second Quarter	9.97	8.29	—
Third Quarter	10.50	9.44	—
Fourth Quarter	10.25	9.50	—

The stated high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The Company did not repurchase any of its common stock during the fiscal year ended September 30, 2011.

The Company is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock, unless after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of business or the total assets of the corporation would be less than its total liabilities. Federal Reserve Board policies also provide that the Company should pay cash dividends only to the extent that net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the Company’s capital needs, asset quality and financial condition. See Item 1. “Depository Institution Regulation – Dividend Restrictions.” The Bank’s ability to pay dividends is also governed by Maryland law and the regulations of the Federal Reserve Board. See Note 15 to the Notes to the Consolidated Financial Statements for information regarding the dividend restrictions applicable to the Company and the Bank.

Item 6. Selected Financial Data

Selected Consolidated Financial Condition Data

	At September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Total assets	$624,856	$620,555	$569,438	$567,082	$642,381
Loans receivable, net	364,843	388,933	401,011	400,469	416,302
Investment securities available for sale	6,919	18,390	—	994	3,970
Mortgage-backed securities available for sale	150,879	65,975	90,478	89,956	104,999
FHLB stock	1,124	1,378	1,485	1,559	2,270
Deposits	550,014	534,366	487,989	484,791	558,457
FHLB advances	—	—	—	10,000	20,000
Junior Subordinated Debentures	17,011	17,011	17,011	17,011	23,197
Stockholders’ equity	51,959	61,390	59,133	49,755	34,592

Selected Consolidated Operations Data

	For the Years Ended September 30,
	2011	2010	2009	2008	2007
	(In thousands)
Interest income	$26,935	$28,862	$29,939	$34,137	$39,112
Interest expense	8,550	9,794	13,614	19,329	25,517

Net interest income	18,385	19,068	16,325	14,808	13,595
Provision for loan losses	2,100	3,100	1,350	360	117

Net interest income after provision for loan losses	16,285	15,968	14,975	14,448	13,478
Other income (loss)	2,002	2,406	1,875	2,047	(5,335)
Noninterest expenses	18,336	16,682	18,794	15,266	12,809

(Loss) income before income taxes	(49)	1,692	(1,944)	1,229	(4,666)
Income tax (benefit) provision	(165)	485	11	335	(1,745)

Net income (loss)	$116	$1,207	$(1,955)	$894	$(2,921)
Preferred stock dividends and discount accretion	(573)	(625)	(477)	—	—

Net (loss) income available to common shareholders	$(457)	$582	$(2,432)	$894	$(2,921)

Net (loss) income per share of common stock:
Basic	$(0.15)	$0.20	$(0.84)	$0.30	$(0.95)

Diluted	$(0.15)	$0.19	$(0.84)	$0.30	$(0.95)

Cash dividend declared per share	$—	$—	$—	$—	$—

All per share amounts have been adjusted to reflect the stock offering and conversion which occurred on April 10, 2008.

Key Operating Ratios (in %) except where noted:

	At or for the Year Ended September 30,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets (net income (loss) divided by average total assets)	0.02%	0.20%	(0.34)%	0.15%	(0.41)%
Return on average equity (net income (loss) divided by average equity)	0.20	1.99	(3.36)	(2.08)	(8.57)
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.10	3.30	2.97	2.60	2.04
Net interest margin (net interest income divided by average interest-earning assets).	3.15	3.39	3.05	2.61	2.04
Ratio of average interest-earning assets to average interest-bearing liabilities	103.44	105.14	103.32	100.35	99.83
Ratio of noninterest expense to average total assets	2.93	2.77	3.24	2.50	1.80
Efficiency ratio	89.93	77.68	103.27	90.56	155.07
Dividend payout ratio (dividend declared per share divided by net income per share)	n/a	n/a	n/a	n/a	n/a
Asset Quality Ratios:
Nonperforming assets to total assets at end of period	3.30	2.06	1.46	0.37	0.37
Nonperforming loans to gross loans at end of period	4.69	3.21	1.88	0.21	0.53
Allowance for loan losses to gross loans at end of period	1.27	1.67	0.96	0.65	0.62
Allowance for loan losses to nonperforming loans at end of period	27.04	51.89	51.06	320.00	115.72
Provision for loan losses to gross loans	0.56	0.78	0.33	0.08	0.03
Net charge-offs (recoveries) to average loans outstanding	1.05	0.10	0.02	0.08	(0.03)
Capital Ratios:
Equity to total assets at end of period	8.31	9.89	10.38	8.77	5.38
Average equity to average assets	9.08	10.04	10.02	7.05	4.80

n/a means not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a Maryland corporation which was organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008, discussed further below. On September 30, 2011, the Bank converted its charter from a federally chartered savings Bank to a Maryland-chartered commercial bank. The charter conversion is not expected to have any significant financial or regulatory impact or affect the Company’s and the Bank’s current activities. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the FDIC. The Bank’s noninterest-earning demand deposit accounts have unlimited FDIC insurance.

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

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not necessarily intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the revised guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

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

Repurchase of Series A Preferred Stock

On January 26, 2011, the Company repurchased all $10.8 million of its Series A Preferred Stock issued to the U.S. Treasury in March 2008 pursuant to the TARP Capital Purchase Program. The Company completed the repayment without raising additional capital. The TARP repayment will save the Company a minimum of $540,000 in future annual preferred dividends. As a result of the redemption, the Company accelerated accretion of the remaining discount on the preferred stock and recorded a reduction in retained earnings, thereby reducing net income available to common shareholders by approximately $310,000 in the second quarter of fiscal 2011. As a result of the redemption of the Series A Preferred Stock, the TARP restrictions on the payment of dividends and executive compensation were also lifted.

The warrant (the “Warrant”) issued to the U.S. Treasury to purchase 183,465 shares of the Company’s common stock has not been repurchased and remains outstanding. The Warrant term is 10 years and it is immediately exercisable, in whole or in part, at an exercise price of $8.83 per share. The Company and the Bank met all regulatory requirements to be considered well-capitalized under the federal prompt corrective action regulations as of September 30, 2011. For more information on the Series A Preferred Stock and Warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase program. See Note 16 of Notes to Consolidated Financial Statements and “—Liquidity and Capital Resources.”

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

Market Risk

Management measures the Bank’s interest rate risk by computing estimated changes in the net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is the difference between incoming and outgoing discounted cash flows from assets and liabilities, with adjustments made for off-balance sheet items. These computations estimate the effect on the Bank’s NPV of sudden and sustained increases and decreases in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank’s estimated NPV in the event of increases or decreases in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels at September 30, 2011.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change (1)	% Change (2)	NPV Ratio (3)	Change (4)
	(Dollars in Thousands)
+300 bp	$68,639	$(12,992)	(16)%	11.01%	-155bp
+200 bp	74,309	(7,322)	(9)	11.73	-83bp
+100 bp	78,638	(2,993)	(4)	12.24	-32bp
+ 50 bp	80,056	(1,575)	(2)	12.39	-17bp
0 bp	81,631			12.55
- 50 bp	83,187	1,556	2	12.73	17bp
- 100 bp	85,821	3,890	5	13.03	48bp

(1)	Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2)	Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

***Risk Measures: 200 bp rate shock***

	At September 30,
	2011		2010
Pre-Shock NPV Ratio: NPV as % of Portfolio Value of Assets	12.55%		13.85%
Exposure Measure: Post Shock NPV Ratio	11.73		12.95
Sensitivity Measure: Change in NPV Ratio	(83 bp	)	(90 bp	)

The above table indicates that at September 30, 2011, in the event of sudden and sustained increases in prevailing market interest rates, the Bank’s NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank’s NPV would be expected to increase. The Bank’s Board of Directors reviews the Bank’s NPV position quarterly, and, if estimated changes in NPV are not within the targets established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved targets. At September 30, 2011, the Bank’s estimated changes in NPV were within the targets established by the Board of Directors. NPV is calculated by the Office of the Comptroller of the Currency by using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions.

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and cost are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years ended September 30, 2011, September 30, 2010 and September 30, 2009. Total average assets are computed using month-end balances. No tax-equivalent adjustments have been made as the Company did not invest in any tax exempt assets during the periods presented. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.

	Year Ended September 30,
	2011			2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$376,951	$22,909	6.08%	$399,771	$24,363	6.09%	$397,984	$24,565	6.17%
Mortgage-backed securities	96,562	3,386	3.51	83,288	4,264	5.12	92,157	5,148	5.59
Investment securities and FHLB stock	12,137	413	3.40	2,102	33	1.62	2,052	37	1.80
Other interest-earning assets	98,168	227	.23	77,480	202	.26	43,076	189	.44

Total interest earning assets	583,818	26,935	4.61	562,641	28,862	5.13	535,269	29,939	5.59
Bank-owned life insurance	15,943			15,280			14,658
Noninterest-earning assets	25,060			24,675			30,568

Total assets	$624,821			$602,596			$580,495

Interest-bearing liabilities:
Deposits	$546,446	$7,942	1.45%	$516,729	$9,173	1.78%	$492,830	$12,438	2.52%
FHLB advances short-term	—	—	—	—	—	—	6,319	284	4.49
FHLB advances long-term	—	—	—	—	—	—	—	—	—
Junior subordinated debentures	17,011	608	3.57	17,011	621	3.64	17,011	892	5.24
Other liabilities	936	—	—	1,385	—	—	1,918	—	—

Total interest-bearing liabilities	564,393	8,550	1.51	535,125	9,794	1.83	518,078	13,614	2.63

Noninterest-bearing liabilities	3,673			6,950			4,273

Total liabilities	568,066			542,075			522,351
Stockholders’ equity	56,755			60,521			58,144

Total liabilities and stockholders’ equity	$624,821			$602,596			$580,495

Net interest income		$18,385			$19,068			$16,325

Interest rate spread			3.10%			3.30%			2.96%

Net interest margin (2)			3.15%			3.39%			3.05%

Ratio of average interest-earning assets to average interest-bearing liabilities			103.44%			105.14%			103.32%

(1)	Includes nonaccrual loans.
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	Year Ended September 30,
	2011 v. 2010				2010 v. 2009
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income:
Loans receivable	$(1,390)	$(40)	$(24)	$(1,454)	$110	$(311)	$(1)	$(202)
Mortgage-backed securities	680	(1,344)	(214)	(878)	(496)	(430)	42	(884)
Investment securities and FHLB stock	158	38	184	380	1	(5)	—	(4)
Other interest-earning assets	54	(23)	(6)	25	152	(77)	(62)	13

Total interest-earning assets	(498)	(1,369)	(60)	(1,927)	(233)	(823)	(21)	(1,077)
Interest expense:
Deposits	528	(1,705)	(54)	(1,231)	603	(3,689)	(179)	(3,265)
FHLB advances short-term	—	—	—	—	(284)	—	—	(284)
FHLB advances long-term	—	—	—	—	—	—	—	—
Subordinate debentures	—	(13)	—	(13)	—	(271)	—	(271)
Other liabilities	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	528	(1,718)	(54)	(1,244)	319	(3,960)	(179)	(3,820)

Change in net interest income	$(1,026)	$349	$(6)	$(683)	$(552)	$3,137	$158	$2,743

Comparison of Financial Condition at September 30, 2011 and 2010

During the twelve months ended September 30, 2011, total assets increased by $4.3 million, or .69%, from $620.6 million at September 30, 2010 to $624.9 million at September 30, 2011. Our cash and cash equivalents decreased $48.8 million, or 44.8% from $108.9 million at September 30, 2010 to $60.1 million at September 30, 2011, primarily due to the deployment of available liquidity to invest in mortgage-backed securities. During the twelve months ended September 30, 2011, investment securities decreased by $11.6 million, or 62.4%, from $18.4 million at September 30, 2010 to $6.9 million at September 30, 2011. The decline was primarily due to contractual maturities since there were no sales of investment securities during the period. Mortgage-backed securities available for sale increased by $84.9 million, or 128.7%, from $66.0 million at September 30, 2010 to $150.9 million at September 30, 2011. The increase was primarily due to funds available from the declining loan portfolio and increased deposit portfolio. Net loans receivable decreased $23.2 million, or 6.0%, from $388.0 million at September 30, 2010 to $364.8 million at September 30, 2011. The decrease relates primarily to a decline in residential mortgages due to accelerated repayments and sales of new loan production. The Company has employed a strategy of selling newly originated long term fixed rate residential loans into the secondary loan market. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending.

Deposits increased by $15.6 million, or 2.9%, from $534.4 million at September 30, 2010 to $550.0 million at September 30, 2011. The Bank has been successful in attracting new deposits without increasing the overall cost for such funds.

Stockholders’ equity decreased by $9.4 million, or 15.4%, from $61.4 million at September 30, 2010 to $52.0 million at September 30, 2011. This decrease was due primarily to the repurchase in January of 2011 of all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. The Company completed the repayment without raising additional capital.

Asset Quality. At September 30, 2011, we had $20.6 million in nonperforming assets, consisting of $1.0 million in single-family residential loans, $6.7 million in single-family rental property loans, $5.1 million in commercial loans, $4.5 million in construction loans, $214,000 in commercial lines of credit, $50,000 in commercial leases, $20,000 in consumer loans and $3.0 million in other real estate owned. Included in the above-noted nonperforming loans are $8.7 million in troubled debt restructurings, of which $8.6 million are not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of modified loan payments. At September 30, 2010, we had $12.8 million in nonperforming assets, consisting of $656,000 in single-family residential loans, $1.7 million in single-family rental property loans, $6.0 million in commercial loans, $3.9 million in construction loans, $240,000 in commercial leases, $267,000 in commercial loans secured and $23,000 in consumer loans. Included in the above-noted nonperforming loans at September 30, 2010 are $4.0 million in troubled debt restructurings, of which $3.3 million were not delinquent.

As noted above, nonperforming loans increased substantially during the fiscal year ended September 30, 2011 as compared to the prior year. Although fluctuations in problem assets have occurred within most loan categories, the bulk of the increase in nonperforming loans relates to single-family rental properties. In general, these properties are owned by investors who have been negatively impacted by the protracted downturn in economic conditions, which has made debt service payments more difficult. Where deemed appropriate, the Bank has actively worked with certain of these borrowers in modifying terms to ease cash flow difficulties. Typical loan modifications include lowering rates, deferring payments or extending repayment terms. Changes in loan terms such as these require reporting of the loans as Troubled Debt Restructurings, and consequently as nonperforming loans, even though they may be current with loan payments as modified. Loan terms generally revert back to original commitments as borrowers positions stabilize.

Our net charge-offs for the year ended September 30, 2011 were $4.0 million compared to the year ended September 30, 2010 of $393,000. Our allowance for loan losses was $4.8 million at September 30, 2011 compared to $6.6 million at September 30, 2010. Although net charge-offs increased by $3.6 million during the current fiscal year, the majority, or $2.6 million of fiscal year 2011 net charge-offs were represented by specific reserves already established as of the end of the preceding fiscal year. Accordingly, only $1.4 million of the fiscal year 2011 charge-offs resulted from loans becoming problems during fiscal year 2011. Specific reserves are charged off when properties are foreclosed upon and transferred to Foreclosed Real Estate.

Comparison of Operating Results for the Years Ended September 30, 2011 and 2010

Net Income. Net loss available to common shareholders was $457,000 for the twelve months ended September 30, 2011 compared to net income of $582,000 for the twelve months ended September 30, 2010. The decrease in net income was primarily due a decrease in net interest income and an increase in non-interest expense. A major portion of the increase in non-interest expense related to problem assets, consisting of provision for loss on real estate owned, costs associated with impaired loans and foreclosure activities.

Net Interest Income. Net interest income decreased by $683,000, or 3.6%, from $19.1 million for the twelve months ended September 30, 2010 to $18.4 million for the twelve months ended September 30, 2011. The decrease in net interest income primarily was due to lower average balances on loans and lower yields on mortgage-backed securities. Loan origination volume to be retained in the Bank’s portfolio has declined substantially due to the Bank’s strategy of selling residential loan originations into the secondary market. Yields on mortgage-backed securities decreased due to the sale of approximately $20.4 million of higher yielding mortgage-backed securities during the three months ended September 30, 2010. The gain on the sale was offset in part by the loss from disposing of a problem CMO, which had resulted in cumulative OTTI charges of $600,000, but also reduced future yield on the portfolio as higher yielding securities were sold at gains. The decline in net interest income caused by decreased loan volume and lower yields on mortgage-backed securities was partially offset by higher average balances for mortgaged-backed securities and investment securities, and reduced cost of funds on the deposit portfolio during the period. The net interest margin decreased 24 basis points from 3.39% for the twelve months ended September 30, 2010 to 3.15% for the twelve months ended September 30, 2011.

Interest Income. Interest income decreased by $1.9 million, or 6.7% from $28.9 million for the twelve months ended September 30, 2010 to $26.9 million for the twelve months ended September 30, 2011. Interest and fees on loans decreased by $1.5 million, or 6.0%, from $24.4 million for the twelve months ended September 30,

2010 to $22.9 million for the twelve months ended September 30, 2011. This was primarily due to a decrease in the average balances of loans of $22.8 million from $399.8 million during the twelve months ended September 30, 2010, to $377.0 million during the twelve months ended September 30, 2011. Interest income on mortgage-backed securities decreased by $878,000, or 20.6%, from $4.3 million for the twelve months ended September 30, 2010 to $3.4 million for the twelve months ended September 30, 2011. This decrease was primarily due to the average rate earned on mortgage-backed securities, which declined by 161 basis points from 5.12% for the twelve months ended September 30, 2010 to 3.51% for the twelve months ended September 30, 2011. Interest and dividends on investment securities increased by $380,000 for the twelve months ended September 30, 2011 from $33,000 for the twelve months ended September 30, 2010 to $413,000 for the twelve months ended September 30, 2011. This was primarily due to an increase in the average balance and the average yield on investment securities. The average balance increased by $10.0 million from $2.1 million during the twelve months ended September 30, 2010 to $12.1 million during the twelve months ended September 30, 2011 and the average rate earned increased by 178 basis points from 1.62% for the twelve months ended September 30, 2010 to 3.40% for the twelve months ended September 30, 2011. Other interest income, which primarily consists of the investment in overnight federal funds, increased by $25,000, or 12.4%, from $202,000 for the twelve months ended September 30, 2010 to $227,000 for the twelve months ended September 30, 2011. This increase was primarily due to an increase in the average balance of other interest-earning assets by $20.7 million, from $77.5 million for the twelve months ended September 30, 2010 to $98.2 million for the twelve months ended September 30, 2011.

Interest Expense. Interest expense, which consists of interest on deposits, interest on borrowed money and other interest expense decreased from $9.8 million for the twelve months ended September 30, 2010 to $8.6 million for the twelve months ended September 30, 2011, a decrease of $1.2 million or 12.7%. Interest on deposits decreased $1.2 million from $9.2 million for the twelve months ended September 30, 2010 to $7.9 million for the twelve months ended September 30, 2011. This decrease was due to the decrease in the average cost of deposits of 33 basis points from 1.78% for the twelve months ended September 30, 2010 to 1.45% for the twelve months ended September 30, 2011. This decrease was partially offset by an increase in the average balance of deposits of $29.7 million from $516.7 million for the twelve months ended September 30, 2010 to $546.4 million for the twelve months ended September 30, 2011. Other interest expense decreased by $13,000, or 2.1%, from $621,000 for the twelve months ended September 30, 2010 to $608,000 for the twelve months ended September 30, 2011 due to a decrease in the average cost of funds on the Junior Subordinated Debentures of 7 basis points, from 3.64% for the twelve months ended September 30, 2010 to 3.57% for the twelve months ended September 30, 2011. The rates on the Junior Subordinated Debentures are based on LIBOR and adjust quarterly.

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as reviews of impaired loans, existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the twelve months ended September 30, 2011 we established additional provisions for losses on loans of $2.1 million, as compared to a provision of $3.1 million for the twelve months ended September 30, 2010. Nonperforming loans increased from $12.8 million at September 30, 2010 to $17.6 million at September 30, 2011. Despite this increase in troubled assets, provisions for loan losses declined by $1.0 million, or 32.3%, during the fiscal year ended September 30, 2011 as compared with the prior fiscal year. The correlation between the Company’s loan loss reserves and nonperforming loans is best understood when considering the changing composition of TDRs. Reporting guidance requires disclosure of TDR loans as nonperforming even though they may be current in terms of principal and interest payments. At September 30, 2011 the Company had $8.7 million in TDRs, $8.6 million of which were current in terms of principal and interest payments. At September 30, 2010, the Company had $4.0 million in TDRs, $3.3 million of which were current with loan payments. As a result, the increase in nonperforming loans during fiscal year 2011 was primarily due to $4.7 million in additional TDRs. However, nearly all of those added TDRs were current with payments. Nonperforming loans net of current TDRs actually dropped by $500,000 during the current fiscal year as compared to the prior fiscal year ended September 30, 2010. More TDRs are not necessarily an indication of increased loss exposure, but rather, they illustrate that the Company is working with its borrowers to enable their recovery and avoid default.

Loan charge-offs for the twelve months ended September 30, 2011 were $4.0 million compared to $559,000 for the twelve months ended September 30, 2010. Loan recoveries were $80,000 for the twelve months ended September 30, 2011 compared to $166,000 for the twelve months ended September 30, 2010. Although charge-offs increased by $3.5 million during the current fiscal year, the majority, or $2.6 million of fiscal year 2011 charge-offs were represented by specific reserves already established as of the end of the preceding fiscal year. Accordingly, only $1.4 million of the fiscal year 2011 charge-offs resulted from loans becoming problems during fiscal year 2011. Specific reserves are charged off when properties are foreclosed upon and transferred to Foreclosed Real Estate. For additional information see “— Asset Quality.”

Other Income. Other income decreased $404,000, or 16.8%, from $2.4 million for the twelve months ended September 30, 2010 to $2.0 million for the twelve months ended September 30, 2011. The decrease in other income for the twelve months ended September 30, 2011 was primarily attributable to a decrease in miscellaneous income of $213,000, or 17.8%, from $1.2 million for the twelve months ended September 30, 2010 to $1.0 million for the twelve months ended September 30, 2011. The decrease in miscellaneous income was primarily due to decreased commissions from investment services. There was also an increase in other-than-temporary impairment charges of $100,000 on Private label CMOs. Fees on transaction accounts also decreased by $112,000, or 15.4%, from $728,000 for the twelve months ended September 30, 2010 to $616,000 for the twelve months ended September 30, 2011. These decreases were partially offset by an increase of $74,000 or, 113.8% in fees from mortgage banking operations from $65,000 for the twelve months ended September 30, 2010 to $139,000 for the twelve months ended September 30, 2011.

Noninterest Expenses. Total noninterest expenses increased by $1.7 million, or 9.9%, from $16.7 million for the twelve months ended September 30, 2010 to $18.3 million for the twelve months ended September 30, 2011. This was primarily due to increases in salaries and related expenses, provision for losses on foreclosed real estate and other expenses. Salaries and related expenses increased $662,000, or 7.1% from $9.3 million for the twelve months ended September 30, 2010 to $9.9 million for the twelve months ended September 30, 2011, due to increased salary and benefit costs and required expense recognition in connection with stock equity awards granted during the year. We established provision for loss on foreclosed real estate of $334,000 during the twelve months ended September 30, 2011 due to declines in estimated realizable values on certain foreclosed properties held by the Company. Professional fees also increased by $134,000, or 25.6% from $523,000 for the twelve months ended September 30, 2010 to $657,000 for the twelve months ended September 30, 2011. The increase in professional fees was primarily due to a variety of special initiatives during fiscal year 2011, including TARP repayment, receiving a line of credit with M & T Bank for BCSB Bancorp and charter conversion. Foreclosure and impaired loan expenses increased by $238,000, or 390.2% from $61,000 for the twelve months ended September 30, 2010 to $299,000 for the twelve months ended September 30, 2011. This was primarily due to increased cost associated with problem loans as the Company’s nonperforming assets have increased. Other expenses also increased by $402,000, or 151.1% from $266,000 for the twelve months ended September 30, 2010 to $668,000 for the twelve months ended September 30, 2011. The increase was due to higher costs in several areas, including corporate insurance premiums, losses on dishonored checks and chargoffs of deposit account overdrafts. These increases in non-interest expenses were partially offset by a decrease in property and equipment expense of $212,000, or 26.1% from $811,000 for the twelve months ended September 30, 2010 to $599,000 for the twelve months ended September 30, 2011. The decrease in property and equipment expense was primarily due to lesser depreciation expense as certain fixed assets became fully depreciated, in particular, leasehold improvements.

Income Taxes. Our income tax (benefit) expense was $(165,000) and $485,000 for the twelve months ended September 30, 2011 and 2010, respectively. The change in income taxes for the twelve months ended September 30, 2011 as compared to the same period in the prior year was primarily due to decreased income. The effective tax rates for the years ended September 30, 2011 and 2010 were impacted by income received from Bank Owned Life Insurance, which is not subject to income taxes.

Liquidity and Capital Resources

At September 30, 2011, the Bank exceeded all regulatory minimum capital requirements. For information regarding the Bank’s capital levels and corresponding regulatory requirements at September 30, 2011, see Note 15 of Notes to Consolidated Financial Statements.

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

The primary investing activities of the Bank are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2011 and 2010, the Bank had $53.6 million and $59.3 million, respectively, of loan originations. During the year ended September 30, 2011, the Bank purchased investment securities in the amounts of $15.6 million. During the year ended September 30, 2010, the Company purchased investment securities in the amount of $18.4 million. During the years ended September 30, 2011 and 2010, the Company purchased mortgage-backed securities in the amounts of $100.2 million and $14.0 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank had the ability to obtain advances from the Federal Home Loan Bank of Atlanta up to $155 million at September 30, 2011 and an available line of credit at Manufacturers and Traders Trust Company for $5.0 million. The Company also has a line of credit with the Manufacturers and Traders Trust Company for $2.0 million. The Company also has the availability to borrow from the discount window at the Federal Reserve Bank. In addition, the Company maintains a portion of its investments in interest-bearing deposits at other financial institutions that will be available, if needed. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2011, cash, interest-bearing deposits in other banks and federal funds sold totaled $8.1 million, $12.8 million and $39.1 million, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2011 totaled $117.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank’s exposure to credit loss from nonperformance by the other party. The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At September 30, 2011, the Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $401,000, $33.8 million and $6.6 million, respectively. See Note 3 of Notes to The Consolidated Financial Statements.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.90% at September 30, 2011. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest. The Company used a portion of the net proceeds that it retained its 2008 public stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.25% at

September 30, 2011. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $608,000 during the year ended September 30, 2011 and $621,000 during the year ended September 30, 2010.

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. The TARP repayment will save the Company a minimum of $540,000 in annual future preferred dividends. The warrant issued to the U.S. Treasury to purchase 183,465 shares of the Company’s common stock at $8.83 per share, par value $0.01 per share, has not been repurchased and remains outstanding.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30,
	2011	2010
	(In thousands)
Commitments to originate new loans	$6,592	$3,657
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	33,831	35,936
Commercial letters of credit	401	853

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

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2011.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years	Total
	(In thousands)
Time deposits	$117,359	$100,059	$63,138	$—	$280,556
Junior subordinated debenture	—	—	—	17,011	17,011
Branch construction obligations	500	—	—	—	500

Lease obligations	1,164	1,978	1,633	6,806	11,581

Total contractual cash obligations	$119,023	$102,037	$64,771	$23,817	$309,648

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the guarantees made by the Company with respect to the trust preferred securities issued by each of the Business Trust and the Statutory Trust, which are discussed in the “—Liquidity and Capital Resources” subsection of this Annual Report and in Note 9 to the Notes to The Consolidated Financial Statements. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. Additionally, the Bank does have commitments to originate loans in the ordinary course of business, as disclosed herein.

Impact of New Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 did not have a material impact on the Company’s statements of income and condition.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2011 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of September 30, 2011, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”).

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

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2011.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	255,211	$12.53	15,420
Equity compensation plans not approved by security holders

Total	255,211	$12.53	15,240

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

With respect to the information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the proxy statement incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements appear beginning on page F-1 in this annual report on Form 10K):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2011 and 2010

Consolidated Statements of Operations for the Years Ended September 30, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended September 30, 2011 and 2010

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Form of stock certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (3)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (4)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (4)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (4)

10.1	Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (1)

10.2	Amendment to Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (5)

10.3	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.4	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and David M. Meadows+ (1)

10.5	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (1)

10.6	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (5)

10.7	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and Daniel R. Wernecke + (1)

10.8	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and each of David M. Meadows, Bonnie M. Klein and Daniel R. Wernecke + (5)

10.9	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.10	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and David M. Meadows + (1)

10.11	Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan + (1)

10.12	BCSB Bancorp, Inc. Management Recognition Plan and Trust + (1)

10.13	BCSB Bancorp, Inc. 1999 Stock Option Plan + (1)

10.14	BCSB Bancorp, Inc. 2009 Equity Incentive Plan + (6)

10.15	Baltimore County Savings Bank, F.S.B. Supplemental Director Retirement Agreement + (1)

10.16	Baltimore County Savings Bank, F.S.B. Survivor Income Plan + (1)

10.17	Baltimore County Savings Bank F.S.B. Supplemental Executive Retirement Plan + (7)

10.18	Letter Agreement and related Securities Purchase Agreement- Standard Terms, dated December 23, 2008, between BCSB Bancorp, Inc. and United States Department of the Treasury (3)

10.19	Form of Waiver executed by each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows and Bonnie M. Klein (3)

10.20	Form of Letter Agreement between BCSB Bancorp, Inc. and each of Joseph J. Bouffard, Anthony R. Cole, David M. Meadows, and Bonnie M. Klein (3)

10.21	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

10.22	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2004 (4)

10.23	Purchase and Assumption Agreement dated January 12, 2010, by and between American Bank and Baltimore County Savings Bank, F.S.B. (8)

10.24	Mutual Termination Agreement, dated November 17, 2010 by and between Baltimore County Savings Bank, F.S.B. and American Bank (9)

10.25	Standstill Agreement, dated July 29, 2011, between BCSB Bancorp, Inc. and Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley (10)

10.26	Amendment to Supplemental Executive Retirement Plan between Baltimore County Savings Bank and each of Joseph J. Bouffard, Anthony R. Cole and Daniel R. Wernecke (11)

10.27	Credit Agreement, dated January 18, 2011 by and between BCSB Bancorp, Inc. and Manufacturers and Traders Trust Company (12)

14	Code of Ethics (5)

21	Subsidiaries of the Registrant

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

99.1	31 C.F.R.§ 30.15 Certification of Chief Executive Officer

99.2	31 C.F.R.§ 30.15 Certification of Chief Financial Officer

101*	The following materials from the Company’s Annual Report on Form 10-K for the Year Ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity’ (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements, tagged as block text.

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 0-53163).
(6)	Incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of shareholders filed with the SEC on April 10, 2009 (File No. 0-53163).
(7)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 (File No. 0-53163).
(8)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed January 15, 2010 (File No. 0-53163).
(9)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed November 22, 2010 (File No. 0-53163).
(10)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 0-53163).
(11)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 23, 2011 (File No. 0-53163).
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 0-53163).
*	Furnished, not filed

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BCSB Bancorp, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of BCSB Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    Stegman & Company

Baltimore, Maryland

December 22, 2011

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2011	2010
	(dollars in thousands except per share data)
Assets
Cash	$8,139	$11,371
Interest bearing deposits in other banks	12,839	11,829
Federal funds sold	39,130	85,699

Cash and cash equivalents	60,108	108,899
Interest bearing time deposits	—	100
Investment securities, available for sale	6,919	18,390
Loans available for sale	—	934
Loans receivable, net of allowances of ($4,768) and ($6,634)	364,843	387,999
Mortgage backed securities, available for sale	150,879	65,975
Foreclosed real estate	2,999	—
Premises and equipment, net	9,932	7,826
Federal Home Loan Bank of Atlanta stock, at cost	1,124	1,378
Bank owned life insurance	16,228	15,655
Accrued interest and other assets	11,824	13,399

Total assets	$624,856	$620,555

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$30,121	$27,276
Interest-bearing	519,893	507,090

Total deposits	550,014	534,366
Junior subordinated debentures	17,011	17,011
Accounts payable trade date securities	—	2,000
Other liabilities	5,872	5,788

Total liabilities	572,897	559,165

Commitments and contingencies (Notes 3, 5, 7, 8, 9, 10, 11, 12 ,13 and 14)
Stockholders’ Equity
Preferred stock (par value $.01 – 5,000,000 authorized, 0, and 10,800 shares issued and outstanding at September 30, 2011 and September 30, 2010, respectively)	—	10,469
Common stock (par value $.01 – 50,000,000 authorized, 3,192,119 and 3,120,945 shares issued and outstanding at September 30, 2011 and September 30, 2010, respectively)	32	31
Stock warrants	481	481
Additional paid-in capital	39,510	39,084
Obligation under rabbi trust	1,014	1,002
Retained earnings	12,241	12,698
Accumulated other comprehensive income (loss)	583	(405)
Employee stock ownership plan	(937)	(1,017)
Stock held by rabbi trust	(965)	(953)

Total stockholders’ equity	51,959	61,390

Total liabilities and stockholders’ equity	$624,856	$620,555

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended September 30,
	2011	2010
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$22,909	$24,363
Interest on mortgage backed securities	3,386	4,264
Interest and dividends on investment securities	413	33
Other interest income	227	202

Total interest income	26,935	28,862
Interest Expense
Interest on deposits	7,942	9,173
Other interest expense	608	621

Total interest expense	8,550	9,794

Net interest income	18,385	19,068
Provision for losses on loans	2,100	3,100

Net interest income after provision for losses on loans	16,285	15,968

Other Income
Total other-than-temporary impairment charges	(647)	(1,641)
Less: Portion included in other comprehensive income (pre-tax)	347	1,441

Net other-than-temporary impairment charges on securities available for sale	(300)	(200)
Gain on repossessed assets	7	15
Mortgage banking operations	139	65
Fees on transaction accounts	616	728
Income from bank owned life insurance	556	601
Miscellaneous income	984	1,197

Total other income	2,002	2,406

Non-Interest Expenses
Salaries and related expense	9,929	9,267
Occupancy expense	2,534	2,490
Data processing expense	1,735	1,641
Federal deposit insurance premiums	853	932
Property and equipment expense	599	811
Professional fees	657	523
Advertising	420	388
Telephone, postage and office supplies	308	303
Provision for loss on real estate owned	334	—
Foreclosure and impaired loan expenses	299	61
Other expenses	668	266

Total non-interest expenses	18,336	16,682

(Loss) Income before tax expense	(49)	1,692
Income tax (benefit) expense	(165)	485

Net income	116	1,207
Preferred stock dividends and discount accretion	(573)	(625)

Net (loss) income available to common shareholders	$(457)	$582

Per Share Data:
Basic (loss) earnings per common share	$(.15)	$.20

Diluted (loss) earnings per common share	$(.15)	.19

Dividends per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

	Preferred Stock	Common Stock	Stock Warrants	Additional Paid-In Capital	Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Employee Stock Ownership Plan	Stock Held By Rabbi Trust	Total Stockholders’ Equity
	(dollars in thousands except per share data)
Balance – September 30, 2009	$10,383	$31	$481	$38,984	$1,035	$12,117	$(1,812)	$(1,100)	$(986)	$59,133
Preferred stock discount accretion	86	—			—	(86)	—	—	—	—
Compensation under stock based benefit plans	—	—	—	100	—	—	—	83	—	183
Dividends on preferred stock					—	(540)	—	—	—	(540)
Acquisition of stock for rabbi trust					20	—			(20)	—
Distribution of stock for rabbi trust	—	—	—		(53)	—	—	—	53	—
Comprehensive income
Net income for the year ended September 30, 2010	—	—	—		—	1,207	—	—	—	—
Net change in unrealized gain on investment securities and mortgage backed securities, net of tax of $845	—	—	—		—	—	1,407	—	—	—
Comprehensive income	—	—	—		—	—	—	—	—	2,614

Balance – September 30, 2010	10,469	31	481	39,084	1,002	12,698	(405)	(1,017)	(953)	61,390
Preferred stock discount accretion		—			—	(332)	—	—	—	(332)
Repurchase of preferred stock	(10,469)									(10,469)
Newly authorized shares for MRP plan		1		(1)						—
Compensation under stock based benefit plans	—	—	—	427	—	—	—	80	—	507
Dividends on preferred stock						(241)				(241)
Acquisition of stock for rabbi trust					67				(67)	—
Distribution of stock for rabbi trust	—	—	—		(55)	—	—	—	55	—
Comprehensive income
Net income for the year ended September 30, 2011	—	—	—		—	116	—	—	—	—
Net change in unrealized gain on investment securities and mortgage backed securities, net of tax of $643	—	—	—		—	—	988	—	—	—
Comprehensive income	—	—	—		—	—	—	—	—	1,104

Balance – September 30, 2011	$0	$32	$481	$39,510	$1,014	$12,241	$583	$(937)	$(965)	$51,959

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2011	2010
	(dollars in thousands)
Operating Activities
Net income	$116	$1,207
Adjustments to reconcile net income to net cash provided by operating activities
Other-than-temporary impairment charges on securities available for sale	300	200
Amortization of deferred loan fees, net	(208)	(200)
Non-cash compensation under stock-based benefit plan	507	183
Provision for losses on loans	2,100	3,100
Amortization of purchase premiums and discounts, net	433	(371)
Provision for depreciation	706	871
Gain on sale of real estate and repossessed assets	(7)	(15)
Increase in cash surrender value of bank owned life insurance	(556)	(601)
Provision for losses on foreclosed real estate	334	—
Decrease (increase) in accrued interest and other assets	1,506	(2,892)
Gain on the sale of investments and mortgage backed securities	—	(3)
Gain on sale of loans	(173)	(61)
Loans originated for sale	(13,231)	(6,654)
Proceeds from loans sold	14,339	5,781
Increase in other liabilities	58	449

Net cash provided by operating activities	6,224	994

Cash Flows from Investing Activities
Purchase of bank owned life insurance	(17)	(53)
Proceeds from maturity of interest bearing deposits in other banks	100	—
Purchase of investment securities – available for sale	(15,600)	(18,386)
Proceeds from maturities of investment securities – available for sale	27,000	—
Net decrease in loans	18,038	10,141
Proceeds from sale of foreclosed real estate	—	639
Purchase of mortgage backed securities – available for sale	(100,238)	(14,000)
Proceeds from sale of mortgage backed securities – available for sale	—	20,405
Principal collected on mortgage backed securities	15,628	20,557
Proceeds from sales of repossessed assets	—	47
Investment in premises and equipment	(2,813)	(238)
Proceeds from sale of fixed assets	—	564
Redemption of Federal Home Loan Bank of Atlanta stock	255	106
(Decrease) increase in accounts payable trade date securities	(2,000)	2,000

Net cash (used) provided by investing activities	(59,647)	21,782

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For Years Ended September 30,
	2011	2010
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$15,648	$46,377
Net increase in advances by borrowers for taxes and Insurance	25	34
Repurchase of preferred stock	(10,800)	—
Dividends paid on preferred stock	(241)	(540)

Net cash provided by financing activities	4,632	45,871

(Decrease) increase in cash and cash equivalents	(48,791)	68,647
Cash and cash equivalents at beginning of period	108,899	40,252

Cash and cash equivalents at end of period	$60,108	$108,899

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$8,464	$9,740

Income taxes	$595	$869

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to real estate owned	$3,333	$—

Transfer from real estate owned to loans	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation - BCSB Bancorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, F.S.B. and its subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. and Lyons Properties, LLC. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of incorporation. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products and Lyons Properties, LLC holds real estate owned through foreclosure or deeds in leiu of foreclosure.

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

Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, valuations of foreclosed real estate, intangible assets, deferred income taxes and other than temporary impairment of investment securities.

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

Estimated fair value is determined based on bid prices received from third party pricing services. Gains or losses on the sale of investments are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the expected life of the security using the interest method. Under the revised guidance for recognition and presentation of other-than-temporary impairments, the amount of other-than-temporary impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the debt security. The discount rate used to determine the credit loss is the expected book yield on the security.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

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

Note 1 - Summary of Significant Accounting Policies - continued

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

Allowance for Loan Losses - An allowance for loan losses is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The allowance consists of specific and general reserve components. For individual loans that are classified as impaired, an allowance is established when the collateral value, less estimated selling costs, of the impaired loan is lower than the carrying amount of that loan. The general reserve component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

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

ASC Topic 310 is generally applicable for all loans except large groups of smaller-balance homogeneous loans that are evaluated collectively for impairment, including residential first and second mortgage loans and consumer installment loans. Impaired loans are therefore generally comprised of commercial mortgage real estate development and certain restructured residential loans, including residential rental investor properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

In addition, impaired loans are generally loans which management has placed in non-accrual status since loans are placed in non-accrual status on the earlier of the date that management determined that the collection of principal and/or interest is in doubt or the date that principal or interest is 90 days or more past due. The Bank recognized interest income for impaired loans consistent with its method for non-accrual loans. Specifically, interest payments received are recognized as interest income or, if the ultimate collectability of principal is in doubt, are applied to principal.

Foreclosed Real Estate - Real estate acquired through foreclosure is recorded at the lower of cost or fair value. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as previously described in Allowance for Loan Losses. In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal cost. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached.

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

	2011	2010
Balance October 1,	$212	$296
Capitalized	—	—
Allowance for loss on Mortgage Servicing Rights	(22)	—
Amortization	(80)	(84)

Balance September 30,	$110	$212

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

Note 1 - Summary of Significant Accounting Policies - continued

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

Earnings Per Share - Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the years ended September 30, 2011 and 2010 are as follows:

	2011
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Basic EPS
Income to shareholders	$116	2,993
Less preferred dividend and discount accretion	(573)

Loss available to common shareholders	(457)	2,993	$(0.15)

Diluted EPS
Effect of dilutive shares	—	70	—

Loss available to common shareholders	$(457)	3,063	$(0.15)

	2010
Basic EPS
Income to shareholders	$1,207	2,920
Less preferred dividend and discount accretion	(625)

Income available to common shareholders	582	2,920	$0.20

Diluted EPS
Effect of dilutive shares	—	111	(0.01)

Income available to common shareholders	$582	3,031	$0.19

Options to purchase 45,402 shares which were outstanding at September 30, 2011 and 64,436 shares which were outstanding September 30, 2010, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

Statement of Cash Flows - In the statement of cash flows, cash and cash equivalents include cash, Federal Home Loan Bank of Atlanta overnight deposits, federal funds and certificates of deposit with an original maturity date less than ninety days.

Employee Stock Ownership Plan - The Company accounts for its Employee Stock Ownership Plan (“ESOP”) in accordance with FASB’s accounting standards codification (See Note 12). ESOP shares are considered to be outstanding for the computation of EPS as they are committed to be released.

Rabbi Trust - The Company established a rabbi trust to fund certain benefit plans. The Company accounts for these plans in accordance with FASB’s accounting standards codification guidance. Until the plan benefits are paid, creditors may make claims against the assets if the Company becomes insolvent.

Advertising - All advertising costs are expensed as incurred.

Stock-Based Employee Compensation - The Company applies guidance issued by FASB regarding stock-based compensation. This guidance requires that all share-based payments to employees, including grants of employee stock options, be valued at fair value on the grant date and be expensed over the applicable vesting period. The Company adopted the guidance on October 1, 2005 using the “modified prospective application.” Under the modified prospective application, compensation costs are recognized in the financial statements for all new share-based payments granted after the adoption date.

Segment Reporting - The Company acts as an independent community financial services provider, offering traditional banking and related financial services to individuals and business customers. The Bank offers a full array of commercial and retail financial services through its branch and automated teller machine networks. This includes taking time, savings and demand deposits, making of commercial, consumer and mortgage loans, and providing other financial services.

Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail and mortgage banking operations of the Bank. As such, segregated financial information is not available and segment reporting would not be meaningful.

Guarantees - The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year, which can be renewed depending upon the circumstances of the projects’ progress. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $401,000 of standby letters of credit as of September 30, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2011 for guarantees under standby letters of credit issued is not material.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

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

(dollars in thousands)	As of September 30, 2011	As of September 30, 2010
Core Deposit Intangible	$630	$630
Accumulated Amortization	(579)	(555)

Net Balance	$51	$75

Aggregate Amortization Expense
For the year ended September 30, 2011	$24
For the year ended September 30, 2010	26
Estimated Amortization Expense
For the year ending September 30, 2012	14
For the year ending September 30, 2013	13
For the year ending September 30, 2014	12
For the year ending September 30, 2015	12

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 did not have a material impact on the Company’s statements of income and condition.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). The changes to U.S. GAAP as a result of ASU No. 2011-04 are as follows: (1) The concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities); (2) U.S. GAAP currently prohibits application of a blockage factor in valuing financial instruments with quoted prices in active markets. ASU No. 2011-04 extends that prohibition to all fair value measurements; (3) An exception is provided to the basic fair value measurement principles for an entity that holds a group of financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk that are managed on the basis of the entity’s net exposure to either of those risks. This exception allows the entity, if certain criteria are met, to measure the fair value of the net asset or liability position in a manner consistent with how market participants would price the net risk position; (4) Aligns the fair value measurement of instruments classified within an entity’s shareholders’ equity with the guidance for liabilities; and (5) Disclosure requirements have been enhanced for recurring Level 3 fair value measurements to disclose quantitative information about unobservable inputs and assumptions used, to describe the valuation processes used by the entity, and to describe the sensitivity of fair value measurements to changes in unobservable inputs and interrelationships between those inputs. In addition, entities must report the level in the fair value hierarchy of items that are not measured at fair value in the statement of condition but whose fair value must be disclosed. The provisions of ASU No. 2011-04 are effective for the Company’s interim reporting period beginning on or after December 15, 2011. The adoption of ASU No. 2011-04 is not expected to have a material impact on the Company’s statements of income and condition.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Developments

Repurchase of Series A Preferred Stock

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. The TARP repayment will save the Company a minimum of $540,000 in annual preferred dividends. As a result of the redemption, the Company had to accelerate accretion of the remaining discount on the preferred stock and record a reduction in retained earnings, thereby reducing net income available to common shareholders by approximately $310,000 during the three months ending March 31, 2011. The warrant issued to the U.S, Treasury has not been repurchased and remains outstanding.

Charter Change

At the close of business on September 30, 2011 the Company announced its conversion from a federally chartered savings bank to a Maryland-chartered commercial bank. The charter conversion allows both the Bank and the Company to be regulated by one federal regulator, The Federal Reserve. The Office of the Commissioner of Financial Regulation of the State of Maryland and the Federal Reserve will act as the Bank’s primary regulators. The charter change will not have any significant financial or regulatory impact or affect the Company’s current activities.

Credit Agreement

On January 18, 2011, the Company entered into a Credit Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”) and executed a Promissory Note in connection with the receipt of an 18-month revolving loan facility from M&T in the maximum principal amount of $2.0 million which matures on June 1, 2012. At September 30, 2011 the amount outstanding was $0. Pursuant to the terms of a Pledge Agreement entered into on the same date as the Credit Agreement, the loan is secured by the Company’s stock in its wholly owned subsidiary, Baltimore County Savings Bank, F.S.B. The Credit Agreement contains customary representations, warranties and covenants that are valid as between the parties and as of the date of entering into such Credit Agreement. The description of the Credit Agreement is a summary and is qualified in its entirety by the terms of the Credit Agreement.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of September 30, 2011 and, 2010.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
September 30, 2011
US Government and Agency securities	$2,000	1	—	$2,001
Corporate Bonds	4,880	—	(62)	4,818
Equity Investments	100	—	—	100

	$6,980	$1	$(62)	$6,919

September 30, 2010
US Government and Agency securities	$17,006	7	—	$17,013
Corporate Bonds	1,380	—	(3)	1,377
Equity Investments	—	—	—	—

	$18,386	$7	$(3)	$18,390

There were no sales of available for sale investment securities during the fiscal years ended September 30, 2011 or 2010.

The equity investment is carried at amortized cost. This represents stock of one local banking company owned by the Company.

Below is a schedule of investment securities with unrealized losses as of September 30, 2011 and 2010 and the length of time the individual security has been in a continuous unrealized loss position.

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$3,442	$(58)	$1,376	$(4)	$4,818	$(62)

Total temporarily impaired securities	$3,442	$(58)	$1,376	$(4)	$4,818	$(62)

	September 30, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$1,377	$(3)	$—	$—	$1,377	$(3)

Total temporarily impaired securities	$1,377	$(3)	$—	$—	$1,377	$(3)

At September 30, 2011 the Company had two investment securities in an unrealized loss position compared to one security in an unrealized loss position at September 30, 2010.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable at September 30, 2011 and 2010 consist of the following:

	September 30,
(in thousands)	2011	2010
Single-family residential mortgages	$92,924	$117,186
Single-family rental property loans	64,715	70,662
Commercial real estate loans	142,630	136,573
Construction loans	29,377	23,800
Commercial loans secured	501	880
Commercial loans unsecured	69	78
Commercial lease loans	312	1,225
Commercial lines of credit	7,919	7,986
Automobile loans	1,009	2,544
Home equity lines of credit	33,649	33,840
Other consumer loans	2,007	2,015

	375,112	396,789
Less – undisbursed portion of loans in process	(5,304)	(2,042)
- unearned interest	(4)	(17)
- deferred loan origination fees and costs	(193)	(97)
- allowance for loans losses	(4,768)	(6,634)

	$364,843	$387,999

The following is a summary of the allowance for loan losses:

	Years Ended September 30,
(in thousands)	2011	2010
Balance – beginning of year	$6,634	$3,927
Provision for losses on loans	2,100	3,100
Charge-offs	(4,046)	(559)
Recoveries	80	166

Balance – end of year	$4,768	$6,634

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

A significant portion of the Bank’s loans receivable include mortgage loans secured by residential and commercial real estate properties located in the State of Maryland. Loans are extended only after evaluation by management of customers’ creditworthiness and other relevant factors on a case-by-case basis. The Bank generally does not lend more than 80% of the appraised value of a property and requires private mortgage insurance on residential mortgages with loan-to-value ratios in excess of 80%. In addition, the Bank generally obtains personal guarantees of repayment from borrowers and/or others for multifamily residential, commercial and construction loans and disburses the proceeds of construction and similar loans only as work progresses on the related projects. It is the Bank’s strategy to sell most residential loan originations into the secondary market.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - continued

Automobile loans are secured by vehicles and home equity loans are secured by subordinated liens on real estate properties. Repayments of automobile loans and home equity loans are expected primarily from the cash flows of the borrowers.

Non-accrual loans totaled approximately $17.6 million, and $12.8 million, at September 30, 2011 and 2010, respectively. As of September 30, 2011, $1.1 million of loan loss allowances were allocated to all loans classified as impaired. At September 20, 2010, $2.5 million of loan loss allowances were allocated to all loans classified as impaired. Assets classified as troubled debt restructurings are included in non-accrual loans. The total of troubled debt restructurings are $8.7 million of which $8.6 are not delinquent based on their revised terms. Reporting guidance requires disclosure of these loans as non-performing even though they are current in terms of principal and/or interest payments.

Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended September 30, are summarized below:

	Years Ended September 30,
(in thousands)	2011	2010
Interest income that would have been recognized	$1,178	$830
Interest income recognized	745	276

Interest income not recognized	$433	$554

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

	Years Ended September 30,
(in thousands)	2011	2010
Beginning balance	$290	$602
New loans	—	—
Loan repayments	(36)	(312)
Change in related party classification	—	—

Ending balance	$254	$290

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - continued

The Bank services loans for others. The amount of such loans serviced at September 30, 2011 and 2010 was $25.6 million and $30.4 million, respectively. At September 30, 2011 and 2010, the Bank had no loans sold with recourse.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $290,000 and $331,000 at September 30, 2011 and 2010, respectively.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - continued

Financial Instruments Whose Contract Amounts Represents Credit Risk	Contract Amount at September 30,
(in thousands)	2011	2010
Standby letters of credit	$401	$853
Commercial lines of credit	8,265	9,696
Home equity lines of credit	24,887	25,539
Loan commitments, fixed rates	6,592	3,657
Loan commitments, variable rates	—	—
Overdraft protection lines of credit	679	701

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

Rates on mortgage loan commitments for fixed rate loans ranged from 3.96% to 5.66% at September 30, 2010. There were no single family residential mortgage loan commitments for fixed rate loans at September 30, 2011. There were no single family residential mortgage loan commitments for variable rate loans or fixed rate home equity commitments at September 30, 2011 and 2010. Rates on home equity loan commitments, for variable rate loans, range from prime minus 1/2 % to prime, with some having a floor of 4.0%.

Rates on commercial loan commitments for fixed rate loans ranged from 6.16% to 6.75% and 6.90% to 7.75% at September 30, 2011 and 2010, respectively. There were no commercial loan commitments with variable rates at September 30, 2011. Rates on commercial loan commitments for variable rate loans ranged from 1.0% over prime to 1.5% over prime at September 30, 2010.

No amount was recognized in the statement of financial condition at September 30, 2011 and 2010, as liability for credit loss nor was any liability recognized for fees received for standby letters of credit.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans for the twelve months ended September 30, 2011 are as follows:

Allowance for Credit Losses

For the period ended September 30, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Twelve Months ended September 30, 2011
Allowance for credit losses:
Beginning Balance	$179	$5,380	$906	$108	$61	$—	$6,634
Charge-Offs	(1,385)	(2,247)	(366)	—	(28)	(20)	(4,046)
Recoveries	—	—	—	—	80	—	80
Provisions	3,005	(1,619)	727	60	(113)	40	2,100

Ending Balance	$1,799	$1,514	$1,267	$168	$—	$20	$4,768

Ending balance individually evaluated for impairment	$7,635	$5,361	$4,534	$80	$—	$20	$17,630	(2)

Ending balance collectively evaluated for impairment	$150,004	$146,070	$24,843	$33,569	$1,009	$1,987	$357,482	(2)

Ending Allowance balance for loans individually evaluated for impairment	$566	$88	$451	$—	$—	$20	$1,125

Ending Allowance balance for loans collectively evaluated for impairment	$1,233	$1,426	$816	$168	$—	$—	$3,643

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude Loans in Process “LIP” and Deferred loan fees.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The classification of loans as of September 30, 2011 are as follows:

September 30, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$148,871	$146,336	$19,721	$33,322	$1,009	$1,987	$351,246
Special Mention	5,242	1,121	5,562	109	—	—	12,034
Substandard	3,526	3,974	4,094	218	—	20	11,832
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$157,639	$151,431	$29,377	$33,649	$1,009	$2,007	$375,112	(1)

Balances	exclude Loans in Process “LIP” and Deferred loan fees.

(1)	Includes single-family residential mortgages and single-family rental properties.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied, although management has decided to limit future origination volume for this loan product. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a five year fixed-rate or an adjustable-rate basis and carry interest rates above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 5 years with amortizations up to 25 years.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

Construction financing generally is considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet the Bank’s requirements of putting up additional funds to cover extra costs or change orders, then the Bank work with the customer to resolve the financial issue. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers (i.e., borrowers who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to the Bank’s permanent mortgage loan financing for the subject property) in the Bank’s market area. On loans to builders, the Bank works only with selected builders and carefully monitors the creditworthiness of the builders.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Impaired loans for the twelve months ended September 30, 2011 are as follows:

Impaired Loans

For the Period ending September 30, 2011

(Dollars in Thousands)

	Recorded Investments	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans without a specific valuation allowance:
Residential Loans (1)	$6,127	$6,116	$—	$5,224	$231
Commercial Loans	5,064	5,065	—	5,102	167
Constructions Loans	1,840	1,840	—	2,307	115
Home Equity Loans	80	80	—	80	2
Consumer Loans	—	—	—	—	—
Other Loans		—	—

Total	$13,111	$13,101	$—	$12,713	$515

Loans with a specific allowance recorded:
Residential Loans (1)	$1,523	$1,519	$566	$1,530	$107
Commercial Loans	298	296	88	304	9
Constructions Loans	2,694	2,694	451	2,717	112
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Other Loans	20	20	20	21	2

Total	$4,535	$4,529	$1,125	$4,572	$230

(1)	Includes single-family residential mortgages and single-family rental properties.

The following is a summary of impaired loans as of September 30, 2010

(in thousands)	Year Ended September 30, 2010
Impaired loans with a valuation allowance	$9,427
Impaired loans with no valuation allowance	3,358

Total impaired loans	$12,785

Allowance for loans related to impaired loans	$2,537
Allowance for loans related to other than impaired loans	4,097

Total allowance	$6,634

Interest income on impaired loans on a cash basis	$276

Average recorded investment in impaired loans	$10,346

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Past due loans for the twelve months ended September 30, 2011 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

For the Period Ended September 30, 2011

	31-60 Days past due	61-90 Days past due	Greater than 90 days	Total past due	Current	Total Loans	Loans Greater than 90 days and Accruing
Residential Loans (1)	$725	$254	$483	$1,462	$156,177	$157,639	$—
Commercial Loans	242	1,387	4,736	6,365	145,066	151,431	—
Construction Loans	—	2,717	677	3,394	25,983	29,377	—
Home Equity Loans	63	—	80	143	33,506	33,649	—
Automobile Loans	12	—	—	12	997	1,009	—
Other Loans	1	—	20	21	1,986	2,007	—

Total	$1,043	$4,358	$5,996	$11,397	$363,715	$375,112	$—

(1)	Includes single-family residential mortgages and single-family rental properties.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

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

Charge-off Policies

The Company’s loan charge-off policies are as follows:

When loans demonstrate some form of weakness or become 90 days delinquent the Bank performs an analysis to determine if a loss is expected. Loans are generally reserved down to the fair value of collateral securing the asset, less estimated cost to sell, when management judges the asset to be impaired, repayment is deemed to be protracted beyond reasonable time frames, the asset has been classified by either the internal loan review process or external examiners, or when the borrower has filed bankruptcy and the loss becomes evident based on a lack of assets.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Loans on Nonaccrual Status

(Dollars in Thousands)

	September 30, 2011		September 30, 2010
With no related allowance recorded:
Residential Loans (1)	$6,116		$2,204
Commercial Loans	5,065		5,039
Constructions Loans	1,840		—
Home Equity Loans	80		—
Automobile Loans	—		—
Other Loans	—		—

	$13,101		$7,243

With an allowance recorded:
Residential Loans (1)	$1,519		$116
Commercial Loans	296		1,470
Constructions Loans	2,694		3,933
Home Equity Loans	—		—
Automobile Loans	—		—
Other Loans	20		23

	$4,529		$5,542

Total Nonaccrual Loans	$17,630	(2)	$12,785	(2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Includes Troubled Debt Restructurings of $8.6 million and $3.3 million at September 30, 2011 and, 2010, respectively, which were not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual even though they may be current in terms of principal and interest payments.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Modifications

As of September 30, 2011, and 2010

	2011			2010
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Residential-Prime	17	$6,638	$6,288	4	$571	$559
Residential-Subprime	—	—	—	—	—	—
Commercial	3	458	415	3	778	679
Construction	2	2,873	1,962	2	2,773	2,746
Consumer-Other	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

	Number of Contracts	Recorded Investments	Number of Contracts	Recorded Investments
Troubled Debt Restructurings
That Subsequently Defaulted
Residential-Prime	—	—	1	117
Residential-Subprime	—	—	—	—
Commercial	1	19	1	267
Construction	—	—	—	—
Consumer-Other	—	—	—	—
Finance leases	—	—	—	—

Loans identified as Troubled Debt Restructurings (TDR’s) are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty, resulting in the Bank granting a concession as part of a loan modification. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of September 30, 2011, $8.7 million in TDR’s were included in non performing loans, $8.6 million of which were not delinquent.

As previously stated, TDR’s are included as nonperforming assets, although payments may be current in conjunction with modified loan terms. Typical loan modifications include lowering interest rates, deferring payments or extending repayment terms. As of September 30, 2011 specific loan loss reserves on TDR’s totaled $585,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of September 30, 2011 and 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
September 30, 2011
GNMA certificates	$3,510	$37	$—	$3,547
Private label collateralized mortgage obligations	13,956	—	(2,905)	11,051
Collateralized mortgage obligations	108,433	2,139	—	110,572
FNMA certificates	15,512	1,066	—	16,578
FHLMC participating certificates	8,444	687	—	9,131

	$149,855	$3,929	$(2,905)	$150,879

September 30, 2010
GNMA certificates	$3,617	$65	$—	$3,682
Private label collateralized mortgage obligations	17,039	105	(2,813)	14,331
Collateralized mortgage obligations	14,381	—	—	14,381
FNMA certificates	21,477	1,167	—	22,644
FHLMC participating certificates	10,233	704	—	10,937

	$66,747	$2,041	$(2,813)	$65,975

There were no sales of available for sale mortgage-backed securities during the twelve months ended September 30, 2011. Proceeds from sales of available for sale mortgage-backed securities during the year ended September 30, 2010 were $20.4 million. Net gains amounted to $3,000 for the year ended September 30, 2010. This consisted of gross gains of $921,000 and gross losses of $918,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities - continued

Below is a schedule of mortgage-backed securities with unrealized losses as of September 30, 2011 and 2010 and the length of time the individual security has been in a continuous unrealized loss position.

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$1,964	$(45)	$9,087	$(2,860)	$11,051	(2,905)
Collateralized mortgage obligations	—	—	—	—	—	—

Total temporarily impaired securities	$1,964	$(45)	$9,087	$(2,860)	$11,051	$(2,905)

	September 30, 2010
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	11,165	(2,813)	11,165	(2,813)

Total temporarily impaired securities	$—	$—	$11,165	$(2,813)	$11,165	$(2,813)

At September 30, 2011 the Company had six mortgage-backed securities in an unrealized loss position.

During the fiscal year ended September 30, 2011, we determined that, based on our most recent estimate of cash flows, an additional other-than-temporary-impairment (“OTTI”) had occurred for $300,000. At September 30, 2011, we had $2.9 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $12.0 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.6 million as of September 30, 2010. We recorded other-than-temporary impairment (“OTTI”) charges of $100,000 on these securities during the year ended September 30, 2010. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary-impairments, the amount of other-than-temporary-impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

During the year ended September 30, 2010, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to one of our mortgage-backed securities and resulted in a pre-tax charge to earnings of $100,000. This security was rated “AAA” by Standard & Poors at origination. In September 2010, the Company sold this CMO, for which $600,000 in cumulative credit-related OTTI charges had been previously recognized as a charge to non-interest income. The sale resulted in a realized loss of approximately $918,000 (in addition to the $600,000 in previously recorded OTTI charges). This loss was effectively offset by gains on sales of other securities within the portfolio.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities - continued

The following shows the activity in “OTTI” related to credit losses for twelve months ended September 30:

	Twelve Months Ended September 30
	2011	2010
Balance at Beginning of Period	$100	$500
Additional OTTI taken for credit losses	300	200
Reduction for securities sold	—	600

Balance at end of Period	$400	$100

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

Prepayment Assumptions

Estimates of prepayment speeds begins with the prepayment rates provided by the Securities Industry & Financial Markets Association (SIFMA) as of the valuation date to approximate a measure of the borrowers’ incentive to prepay based on market interest rates. In order to incorporate the borrowers’ ability to prepay, we then make adjustments to the base rate to reflect the borrowers’ ability to qualify for a new loan based on their credit. We also make adjustments based on the location of the property to capture the appreciation or depreciation by MSA and thus reflect the likelihood the property will appraise at an amount sufficient to repay the existing loan. These adjustments factor prepay speeds down as credit quality and home prices deteriorate, reflecting the diminished ability to refinance.

In addition, assumptions are based on evaluation of the conditional prepayment rates (CPR) and conditional repayment rates (CRR) over a 1 month, 3 month 6 month, 1 year and lifetime basis- to the extent these values are provided by the servicer, and forecasts from other industry experts.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities - continued

The loss severity assumption is static for twelve months then decreases monthly based on future market appreciation. The annual market appreciation assumption is 2.50% after 12 months. The loss severity is subject to a floor value of 23.00%.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment

Premises and equipment at September 30, 2011 and 2010 are summarized by major classification as follows:

	September 30,
(in thousands)	2011	2010	Life
Office Building	$10,768	$8,599	40 Years
Leasehold improvements	1,234	1,243	7-31 Years
Furniture, fixtures and equipment	9,549	8,965	5-10 Years

	21,551	18,807
Accumulated depreciation	(11,619)	(10,981)

	$9,932	$7,826

The Bank has entered into long-term leases for the land on which certain branches are located. Rental expense under long-term leases for property for the years ended September 30, 2011 and 2010 was $1.4 million and $1.4 million, respectively. At September 30, 2011, minimum rental commitments under noncancellable leases are as follows:

Years Ended September 30,	Amount
(in thousands)
2012	1,164
2013	1,083
2014	895
2015	834
2016	799
After 2016	8,668

$13,443

Note 7 - Deposits

Deposits are summarized as follows at September 30, 2011 and 2010:

	2011		2010
(dollars in thousands)	Amount	%	Amount	%
Type of Account
NOW	$67,836	12.33%	$59,151	11.07%
Non-interest bearing NOW	30,121	5.48	27,200	5.09
Money market	86,278	15.69	68,431	12.81
Savings	85,137	15.48	81,935	15.33
Certificates	280,556	51.00	297,557	55.68

	549,928	99.98	534,274	99.98
Accrued interest payable	86	.02	92	.02

	$550,014	100.00%	$534,366	100.00%

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deposits - continued

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $89.1 million and $94.1 million at September 30, 2011 and 2010, respectively.

At September 30, 2011, scheduled maturities of certificates of deposit are as follows:

(in thousands)
2012	117,359
2013	60,109
2014	39,950
2015	58,341
2016	4,797

$280,556

Interest expense on deposits for the years ended September 30, 2011 and 2010 is as follows:

	2011	2010
(in thousands)
NOW	$687	$573
Money market	792	729
Passbook savings	274	277
Certificates	6,189	7,594

	$7,942	$9,173

Note 8 - Federal Home Loan Bank of Atlanta Advances and Other Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta. This line is secured by a blanket floating lien on eligible 1-4 family residential loans. At September 30, 2011, the Bank had an available unused line of credit of $155.0 million. The line of credit requires no compensating balances.

The Bank has no outstanding Federal Home Loan Bank advances as of September 30, 2011 and 2010.

The Company has a Credit Agreement with Manufacturers and Trust Company (“M&T”) and executed a Promissory Note in connection with receipt of an 18 month revolving loan facility from M & T in the maximum principal amount of $2.0 million which matures on June 1, 2012. The loan is secured by the Company’s stock in its wholly owned subsidiary, Baltimore County Savings Bank. The Bank also has a $5.0 million line of credit available at M & T. The Company has no outstanding balance at M & T as of September 30, 2011.

The Company also has the availability to borrow from the discount window at the Federal Reserve Bank.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Junior Subordinated Debentures

In June, 2002, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate and resets quarterly. The rate was 3.90% and 4.18% September 30, 2011 and 2010 respectively. The debentures are the sole asset of BCSB Bankorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest. The Company used a portion of the net proceeds that it retained from the stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September, 2003, the Company issued $10,310,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust II (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate and resets quarterly. The rate was 3.28% and 3.53% at September 30, 2011 and 2010 respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest.

Note 10 - Pension Plan

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to a maximum of $16,500 for 2011 and an extra $5,500 catch up contribution can be made if the participant is over 50 years of age. The Bank is obligated to contribute 50% of the first 3% of the employee’s contribution. All employees who have completed thirty days of service with the Bank and are eighteen years of age are eligible to participate. The Bank’s contribution to this plan amounted to $62,000 and $72,000 for the years ended September 30, 2011 and 2010, respectively.

Note 11 - Directors Retirement Plan

The Company’s retirement plan allows directors to defer directors’ fees into a phantom investment vehicle which allows them to get a return based upon the mutual fund market.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Employee Stock Ownership Plan

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

All employees of the Bank who attain the age of 18 and complete one year of service with the Bank will be eligible to participate in the ESOP. Participants must be employed at least 500 hours in a plan year in order to receive an allocation. Each participant’s vested interest under the ESOP is determined according to the following schedule: 0% for less than 1 years of service with the Company or the Bank, 20% for 1 year of service, 40% for 2 years of service, 60% for 3 years of service, 80% for 4 years of service, and 100% for 5 years of service. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service. Vesting accelerates to 100% upon a participant’s attainment of age 65, death, disability or change in control.

The ESOP will be funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust, if any. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any on unallocated shares are recorded as a reduction of the debt service. The compensation costs for the years ended September 30, 2011 and 2010 was $99,000 and $76,000, respectively

The ESOP shares were as follows as of September 30:

	2011	2010
Shares released and allocated	119,991	111,844
Unearned shares	98,500	106,647

	218,491	218,491

Fair value of unearned shares	$1,157,375	$1,013,051

Note 13 - Management Recognition Plan

On July 15, 1999, the Company established a Management Recognition Plan (“MRP”) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 48,147 shares of stock, which will be held in a separate trust that manages the MRP. The Company funded the MRP by purchasing the shares of common stock in the open market. The Company initially awarded an aggregate of 24,004 shares of common stock. During the year ended September 30, 2002 the Company awarded an additional 13,950 shares. During the year ended September 30, 2007 the Company awarded an additional 5,527 shares. During the year ended September 30, 2008 the board awarded and additional 4,666 shares. During the year ended September 30, 2009 the board awarded and additional 525 shares. Shares awarded to the participants in the MRP are vested at a rate of 20% to 25% per year on each anniversary of the effective date of the MRP award. During the fiscal year ended September 30, 2011 there were 2,025 shares distributed, and during the fiscal year ended September 30, 2010 there were 5,622 shares distributed. If a participant terminates employment for reasons other than death, disability, change in control or retirement, he or she forfeits all rights to unvested shares. Compensation expense in the amount of the fair market value of the common stock at the date of the grant is recognized on a pro-rata basis over the years during which the shares are earned. Compensation expense of $193,000 and $39,000 was recognized for the MRP for the years ended September 30, 2011 and 2010, respectively.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Management Recognition Plan - continued

On May 20, 2009, the Company established a Management Recognition Plan (“MRP”) to retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 76,697 shares of stock, which will be held in a separate trust that manages the MRP. During the year ended September 30, 2011 the Bank awarded 71,174 shares of this Plan.

Note 14 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 42,119 options granted during the year ended September 30, 1999. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted under the 1999 Plan during the year ended September 30, 2007, 22,193 options granted under the 1999 Plan during the year ended September 30, 2008 and 11,796 options granted under the 1999 Plan during the year ended September 30, 2009. No options were granted under the 1999 Plan during the years ended September 30, 2003 through 2006. Also, there were no options granted under the 1999 Plan during the year ended September 30, 2010 or during the year ended September 30, 2011. The 42,119 options granted during the year ended September 30, 1999 have expired.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the 2009 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were no options granted under the 2009 Plan during the years ended September 30, 2009 or 2010. There were 177,930 options granted under the 2009 Plan during the year ended September 30, 2011.

The following table summarizes the shares under the Company’s stock option plans at September 30, 2011:

Number of Shares	Price	Weighted Average Contractual Life
29,610	$21.61	.70
10,528	28.41	5.25
5,264	17.95	6.20
22,193	11.61	6.25
11,296	8.25	7.75
176,320	10.29	9.00

The total exercisable shares of 63,308 have a weighted average contractual life of 3.9 years, and an aggregate intrinsic value of $21,485.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Stock Option Plans - continued

The following table present the activity related to options under all plans for the period ended September 30, 2011.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2009	79,391	$17.49
Options exercised	—	—
Options Expired	—	—
Granted	—

Outstanding at September 30, 2010	79,391	$17.49
Options exercised	—	—
Forfeited	(2,110)	9.79
Granted	177,930	10.29

Outstanding at September 30, 2011	255,211	$12.53

Exercisable at September 30, 2011	63,308	$18.55

During the twelve months ended September 30, 2011 there were 177,930 stock options granted. There were no stock options granted during the twelve months ended September 30, 2010. Option expense recognized during the twelve month periods ended September 30, 2011 and 2010 was $216,000 and $67,000, respectively. As of September 30, 2011, $541,000 of total unrecognized pretax expense related to stock options is expected to be recognized from October 1, 2011 through November 30, 2014.

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the options granted in the year ended September 30, 2011.

2011
Dividend Yield	0%
Expected volatility	32.23
Risk-free interest rate	1.17%
Expected lives	7.0 years

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Tangible and Core Capital (as defined in the regulations) to Adjusted Total Assets (as defined) and Risk-Based Capital (as defined) to Risk-Weighted Assets (as defined). Management believes, as of September 30, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2011, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-weighted capital, Tier I capital, and Core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital - continued

The following table presents the Bank’s capital position based on the September 30 financial statements and the current capital requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
September 30, 2011
Tangible (1)	$62,453	10.08%	$9,298	1.5%	$	N/A	N/A	%
Tier I capital (2)	62,453	15.55	N/A	N/A		24,092	6.0
Core (1)	62,453	10.08	24,795	4.0		30,994	5.0
Risk-weighted (2)	66,008	16.44	32,123	8.0		40,153	10.0

September 30, 2010
Tangible (1)	$67,481	10.94%	$9,253	1.5%	$	N/A	N/A	%
Tier I capital (2)	67,481	16.98	N/A	N/A		23,851	6.0
Core (1)	67,481	10.94	24,676	4.0		30,845	5.0
Risk-weighted (2)	71,537	18.00	31,801	8.0		39,752	10.0

(1)	To adjusted total assets
(2)	To risk-weighted assets

The following table provides a reconciliation of total equity per the consolidated financial statements to capital amounts reflected in the above table:

	September 30,
	2011	2010
	(dollars in thousands)
Total equity	$51,959	$61,390
Adjustment for accumulated other comprehensive (income) loss	(583)	405
Adjustment for intangible assets	(51)	(75)
Adjustment for parent company equity	11,128	5,761

Tangible, Tier 1 and Core Capital	62,453	67,481
Allowance for loan losses	3,555	4,056

Total risk-based capital	$66,008	$71,537

Effective January 1, 1994 regulatory capital requirements added an interest rate risk component. The rule requires additional capital to be maintained if the Bank’s interest rate risk exposure, measured by the decline in the market value of the Bank’s net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of September 30, 2011, the Bank is not subject to the interest rate risk requirement.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital - continued

Savings institutions must submit notice prior to making a capital distribution if (a) they would not be well-capitalized after the distribution, (b) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital, or (c) the institution is a subsidiary of a holding company. A savings institution must make application to pay a capital distribution if (w) the institution would not be adequately capitalized following the distribution, (x) the institution’s total distributions for the calendar year exceeds the institution’s net income for the calendar year to date plus its net income (less distributions) for the preceding two years, the savings association is not eligible for “expedited treatment” (generally, examination and Community Reinvestment Act ratings in one of the two top categories), or (y) the distribution would otherwise violate applicable law or regulation.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital - continued

The Bank’s ability to pay dividends is governed by Maryland law and the regulations of the Federal Reserve Board. Maryland law provides that dividends may be paid out of individual profits or with approval of the Commissioner, surplus of 100% of capital stock. Under Maryland law relating to financial institutions, if the surplus of a commercial bank at any time is less than 100% of its capital stock, then, until the surplus is 100% of the capital stock, the commercial bank: (i) must transfer to its surplus annually at least 10% of its net earnings; and (ii) may not declare or pay any cash dividends that exceed 90% of its net earnings.

The Bank’s payment of dividends is also subject to the Federal Reserve Board’s Regulation H, which provides that a state member bank may not pay a dividend if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for the year combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or to a fund for the retirement of preferred stock, unless the bank has received the prior approval of the Federal Reserve Board. The previously referenced prompt corrective action requirements prohibit dividends where the Bank would be “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” after the dividend. Additionally, both the Commissioner and the Federal Reserve Board has the authority to prohibit the payment of dividends by a Maryland commercial bank when it determines such payment to be an unsafe and unsound banking practice. Finally, the Bank is not able to pay dividends on its capital stock if its regulatory capital would thereby be reduced below the remaining balance of the liquidation account established in connection with its conversion in April 1996 from mutual to stock form.

Uniform Lending Standards. Under Federal Reserve Board regulations, state member banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements. The real estate lending policies of state member banks must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) that have been adopted by the federal banking agencies.

Management will periodically evaluate its lending policies to assure conformity to the Interagency Guidelines and does not anticipate that the Interagency Guidelines will have a material effect on its lending activities.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Preferred Stock

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

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in March 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. As a result of the redemption, the Company accelerated the accretion of the remaining discount of approximately $310,000 on the preferred stock and recorded a reduction in retained earnings. The warrant issued to the U.S. Treasury has not been repurchased and remains outstanding.

The warrant is exercisable at $8.83 per share at any time on or before December 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. The relative fair value method was used to allocate the proceeds between the preferred stock and warrants. A discount rate of 12% was used in valuing the preferred stock and the Black-Scholes-Merton option pricing model was used to value the warrants. For further information, see “— Liquidity and Capital Resources.”

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrant will be subject to any contractual restrictions on transfer.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Income Taxes

The income tax provision consists of the following for the years ended September 30, 2011 and 2010:

	2011	2010
	(dollars in thousands)
Current (benefit) expense	$(121)	$1,306
Deferred benefit	(44)	(821)

Total tax (benefit) expense	$(165)	$485

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2011 and 2010 are as follows:

	2011	2010
Deferred Tax Assets:
ESOP and MRP	$106	$85
Deferred compensation	1,184	1,006
Other-than-temporary-impairment on securities available for sale	158	39
Allowance for loan losses	1,881	2,617
Allowance for uncollected interest	170	210
Net operating loss carry forward	3,224	2,865
Unrealized holding losses on securities	—	263
Other	132	20

Total gross deferred tax assets	6,855	7,105
Deferred Tax Liabilities:
Federal Home Loan Bank of Atlanta stock dividends	(213)	(213)
Depreciation	(245)	(276)
Unrealized holding gains on securities	(380)	—

Total gross deferred tax liabilities	(838)	(489)

Net Deferred Tax Assets	$6,017	$6,616

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Income Taxes - continued

The amount computed by applying the statutory federal income tax rate to (loss) income before taxes is different than the taxes provided for the following reasons:

	For the Years Ended September 30,
	2011		2010
(dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax rate	$(17)	(34.00)%	$575	34.00%
Changes Resulting From:
Income from life insurance	(189)	(385.71)	(204)	(12.06)
Other	41	82.98	114	6.74

	$(165)	(336.73)%	$485	28.68%

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis. The returns have been audited by the Internal Revenue Service through the year ended September 30, 1994.

As of September 30, 2011, the Company had net operating loss carryforwards of approximately $8.5 million which begin to expire in 2026. As a result of the stock offering and conversion that occurred in April 2008, the net operating loss carryforwards are subject to annual limits under IRC Section 382 of $1.6 million. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. Their realization is dependent on future taxable income.

Qualified thrift lenders such as the Bank are not required to provide a deferred tax liability for bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserves for the Bank amounted to approximately $6.2 million with an income tax effect of approximately $2.4 million at September 30, 2011. This bad debt reserve would become taxable if certain conditions are not met by the Bank.

Note 18 - Related Party Transactions

Director Michael J. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that the Bank leases for a branch office site. The Bank paid $74,000, and $74,000 in rent to Colgate Investments, LLC during the years ended September 30, 2011, and 2010 respectively, and expects to pay $74,000 during the year ended September 30, 2012. We believe that there are no preferential terms granted in this transaction and that the terms are similar to other third-party transactions. The remaining 80% of Colgate Investments, LLC is owned by other members of Mr. Klein’s family.

Note 19 - Fair Value Measurements

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

Note 19 - Fair Value Measurements - continued

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

There were no transfers between levels during the year ended September 30, 2011. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements - continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of September 30, 2011 and September 30, 2010 on the Consolidated Statement of Financial Condition utilizing the hierarchy previously discussed.

		At September 30, 2011			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Equity Investments	100	—	—	100	—
FNMA Bonds available for sale	2,001	—	2,001	—	—
Corporate Bonds available for sale	4,818	—	4,818	—	—
GNMA certificates available for sale	3,547	—	3,547	—	—
FNMA certificates available for sale	16,578	—	16,578	—	—
FHLMC certificates available for sale	9,131	—	9,131	—	—
Private label collateralized mortgage obligations available for sale	11,051	—	11,051	—	300	(1)
Collateralized mortgage obligations available for sale	110,572	—	110,572	—	—

	$157,798	$—	$157,698	$100	$300

(1)	Represents other-than-temporary impairment charges taken during the year ended September 30, 2011.

The table below summarizes the changes in the recorded amount of assets classified as Level 3 in the fair value hierarchy at September 30, 2011.

Beginning Balance	$0
Equity investment purchases	100,000

Ending Balance	$100,000

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements - continued

		At September 30, 2010			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans available for sale	$934	$—	$934	$—	$—
FFCB available for sale	2,001	—	2,001	—	—
FHLB Bonds available for sale	8,005	—	8,005	—	—
FHLMC Bonds available for sale	5,007	—	5,007	—	—
FNMA Bonds available for sale	2,000	—	2,000	—	—
Corporate Bonds available for sale	1,377	—	1,377	—	—
GNMA certificates available for sale	3,682	—	3,682	—	—
FNMA certificates available for sale	22,644	—	22,644	—	—
FHLMC certificates available for sale	10,937	—	10,937	—	—
Private label collateralized mortgage obligations available for sale	14,331	—	14,331	—	200	(1)
Collateralized mortgage obligations available for sale	14,381	—	14,381	—	200	(1)

	$85,299	$—	$85,299	$—	$200

(1)	Represents other-than-temporary impairment charges taken during the fiscal year ended September 30, 2010.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements - continued

Foreclosed Real Estate

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was $3.0 million in Foreclosed Real Estate at September 30, 2011.

Impaired loans and Foreclosed Real Estate are classified as Level 3 within the valuation hierarchy.

At September 30, 2011

($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$7,149	$—	$—	$7,149
Impaired Commercial and Lease Loans	5,273	—	—	5,273
Impaired Construction Loans	4,083	—	—	4,083
Impaired Consumer Loans	—	—	—	—
Foreclosed Real Estate	2,999	—	—	2,999

Total	$19,504	$—	$—	$19,504

At September 30, 2010

($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$2,320	$—	$—	$2,320
Impaired Commercial and Lease Loans	6,509	—	—	6,509
Impaired Construction Loans	3,933	—	—	3,933
Impaired Consumer Loans	23	—	—	23
Foreclosed Real Estate	—	—	—	—

Total	$12,785	$—	$—	$12,785

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Disclosures About Fair Value of Financial Instruments

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

The carrying amount is a reasonable estimate of fair value for cash, federal funds sold, interest-bearing deposits in other banks and interest bearing time deposits. Fair value is based upon market prices quoted by dealers for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. The fair value of the Bank owned life insurance is the cash surrender value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These rates were used for each aggregated category of loans as reported on the Office of Thrift Supervision Quarterly Report. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities. Junior Subordinated Debt is considered to be at fair value. The fair value of Federal Home Loan Bank advances is estimated using rates currently offered on advances of similar remaining maturities. The fair value of the trade date securities are the estimated market value as of September 30, 2011 rather than the contract purchase price. The carrying amounts of accrued interest receivable, accrued interest payable, and mortgage servicing rights approximate fair value. Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Disclosures About Fair Value of Financial Instruments - continued

The Company charges fees for commitments to extend credit. Interest rates on loans for which these commitments are extended are normally committed for periods of one year or less. Fees charged on standby letters of credit and other financial guarantees are deemed to be immaterial and these guarantees are expected to be settled at face amount or expire unused. It is impractical to assign any fair value to these commitments.

The carry amounts and estimated fair values of the Bank’s financial instruments are as follows:

	September 30, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Amounts in Thousands)
Financial Assets
Cash	$8,139	$8,139	$11,371	$11,371
Interest bearing deposits in other banks	12,839	12,839	11,829	11,829
Federal funds sold	39,130	39,130	85,699	85,699
Interest bearing time deposits	—	—	100	100
Investment securities – available for sale	6,919	6,919	18,390	18,390
Loans Receivable
Mortgage loans	361,826	381,140	384,481	409,498
Share loans	337	337	369	369
Consumer loans	2,680	2,588	4,083	4,254
Mortgage backed securities – available for sale	150,879	150,879	65,975	65,975
Federal Home Loan Bank of Atlanta stock	1,124	1,124	1,378	1,378
Bank owned life insurance	16,228	16,228	15,655	15,655
Accrued interest receivable	2,129	2,129	2,114	2,114
Mortgage servicing rights	110	110	212	212
Financial Liabilities
Deposits	$550,014	$552,597	$534,366	$535,120
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accounts payable trade date securities	—	—	2,000	1,993
Accrued interest payable	86	86	92	92

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Condensed Financial Information (Parent Company Only)

Information as to the financial condition of BCSB Bancorp, Inc. as of September 30, 2011 and 2010 and the results of operations and cash flows for the years ended September 30, 2011 and 2010 are summarized below.

Statements of Financial Condition

	September 30,
	2011	2010
	(in thousands)
Assets
Cash	$564	$6,180
Interest bearing deposits in other banks	237	10
Employee stock ownership plan loan	1,032	1,093
Accrued interest receivable	41	43
Investment in subsidiaries	63,599	67,662
Prepaid and deferred income taxes	3,684	3,629
Other assets	17	9

Total assets	$69,174	$78,626

Liabilities and Stockholders’ Equity
Liabilities
Junior subordinated debentures	$17,011	$17,011
Other liabilities	204	225

	17,215	17,236
Total stockholders’ equity	51,959	61,390

Total liabilities and stockholders’ equity	$69,174	$78,626

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Condensed Financial Information (Parent Company Only) - continued

	Years Ended September 30,
	2011	2010
	(in thousands)
Statements of operations
Interest and fees on loans	$55	$58
Other interest income	46	125

Total interest income	101	183
Interest on borrowings	609	620

Net interest (expense)	(508)	(437)
Non-interest expense
Professional fees	212	117
Other expenses	139	58

Total non-interest expense	351	175

Loss before tax benefit	(859)	(612)
Income tax benefit	(292)	(208)

Loss before equity in net income of subsidiary	(567)	(404)
Equity in net income of subsidiary	683	1,611

Net income	$116	$1,207

	Years Ended September 30,
	2011	2010
	(in thousands)
Statements of Cash Flows
Net income	$116	$1,207
Adjustments to reconcile net income to net cash used by Operating Activities
Equity in net income of subsidiary	(683)	(1,611)
(Increase) decrease in accrued interest receivable	(2)	2
Increase in prepaid and deferred income taxes	(55)	(329)
Decrease in receivable from subsidiary	63	58
(Increase) decrease in other assets	(8)	2
(Decrease) increase in other liabilities	(21)	21

Net cash used by operating activities	(590)	(650)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Condensed Financial Information (Parent Company Only) - Continued

	Years Ended September 30,
	2011	2010
	(in thousands)
Cash Flows from Financing Activities
Dividends from subsidiary	6,242	—
Redemption of preferred stock	(10,800)	—
Dividends on preferred stock	(241)	(540)

Net cash (used) by financing activities	(4,799)	(540)
(Decrease) in cash and cash equivalents	(5,389)	(1,190)
Cash and cash equivalents at beginning of period	6,190	7,380

Cash and cash equivalents at end of period	$801	$6,190

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for the year ended September 30, 2011 is as follows:

Operating Summary:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$6,805	$6,665	$6,857	$6,608
Interest Expense	2,346	2,104	2,063	2,037

Net Interest Income	4,459	4,561	4,794	4,571
Provision for Loan Losses	800	—	—	1,300

Net Interest Income after provision for loan losses	3,659	4,561	4,794	3,271
Other Income	784	542	394	282
Other Expenses	4,455	4,869	4,677	4,335

(Loss) income before income tax (benefit) expense	(12)	234	511	(782)
Income taxes (benefit) expense	(57)	46	167	(321)

Net Income (loss)	$45	$188	$344	$(461)
Preferred stock dividends and discount accretion	(156)	(417)	—	—

Net (loss) income available to common shareholders	$(111)	$(229)	$344	$(461)

Per share date:
Basic earnings per share	$(.04)	$(.08)	$.11	$(.14)

Diluted earnings per share	$(.04)	$(.08)	$.11	$(.14)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Quarterly Financial Data (Unaudited) - Continued

Summarized unaudited quarterly financial data for the year ended September 30, 2010 is as follows:

Operating Summary:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$7,445	$7,241	$7,063	$7,113
Interest Expense	2,521	2,390	2,426	2,457

Net Interest Income	4,924	4,851	4,637	4,656
Provision for Loan Losses	300	2,200	300	300

Net Interest Income after provision for loan losses	4,624	2,651	4,337	4,356
Other Income	700	504	563	639
Other Expenses	4,296	4,285	3,967	4,134

Income (loss) before income tax expense (benefit)	1,028	(1,130)	933	861
Income tax expense (benefit)	358	(491)	326	292

Net Income (loss)	$670	$(639)	$607	$569
Preferred stock dividends and discount accretion	(156)	(156)	(156)	(157)

Net income (loss) available to common shareholders	$514	$(795)	$451	$412

Per share date:
Basic earnings per share	$.18	$(.27)	$.15	$.14

Diluted earnings per share	$.18	$(.27)	$.14	$.14

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCSB BANCORP, INC.

December 22, 2011	By:	/s/ JOSEPH J. BOUFFARD
Joseph J. Bouffard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOSEPH J. BOUFFARD Joseph J. Bouffard President, Chief Executive Officer and Director (Principal Executive Officer)	December 22, 2011

/s/ ANTHONY R. COLE Anthony R. Cole Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2011

/s/ HENRY V. KAHL Henry V. Kahl Chairman of the Board	December 22, 2011

/s/ H. ADRIAN COX H. Adrian Cox Vice Chairman of the Board	December 22, 2011

/s/ WILLIAM J. KAPPAUF, JR. William J. Kappauf, Jr. Director	December 22, 2011

/s/ WILLIAM M. LOUGHRAN William M. Loughran Director	December 22, 2011

/s/ JOHN J. PANZER, JR. John J. Panzer, Jr. Director	December 22, 2011

/s/ MICHAEL J. KLEIN Michael J. Klein Director	December 22, 2011

/s/ ERNEST A. MORETTI Ernest A. Moretti Director	December 22, 2011

/s/ RICHARD J. LASHLEY Richard J. Lashley Director	December 22, 2011