Form 10-Q
period 2011-12-31
BCSB Bancorp Inc.
filed 2012-02-14
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

(410) 256-5000

Registrant’s Telephone Number, Including Area Code

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

As of January 31, 2012 the issuer had 3,188,665 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2011	2011
	(dollars in thousands except per share data)
Assets
Cash	$8,032	$8,139
Interest bearing deposits in other banks	11,350	12,839
Federal funds sold	54,954	39,130

Cash and cash equivalents	74,336	60,108

Investment securities, available for sale	4,916	6,919
Loans available for sale	714	—
Loans receivable, net of allowances of ($5,064) and ($4,768)	354,627	364,843
Mortgage-backed securities, available for sale	166,805	150,879
Foreclosed real estate	1,275	2,999
Premises and equipment, net	10,336	9,932
Federal Home Loan Bank of Atlanta stock, at cost	1,051	1,124
Federal Reserve Bank stock, at cost	1,325	—
Bank owned life insurance	16,334	16,228
Accrued interest and other assets	11,918	11,824

Total assets	$643,637	$624,856

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$34,015	$30,121
Interest-bearing	526,431	519,893

Total deposits	560,446	550,014
Junior subordinated debentures	17,011	17,011
Accounts payable trade date securities	7,966	—
Other liabilities	6,060	5,872

Total liabilities	591,483	572,897

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,188,665 and 3,192,119 shares issued and outstanding at December 31, 2011 and September 30, 2011, respectively)	32	32
Stock warrant	481	481
Additional paid-in capital	39,580	39,510
Obligation under rabbi trust	1,025	1,014
Retained earnings	12,704	12,241
Accumulated other comprehensive income	226	583
Employee stock ownership plan	(916)	(937)
Stock held by rabbi trust	(978)	(965)

Total stockholders’ equity	52,154	51,959

Total liabilities and stockholders’ equity	$643,637	$624,856

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2011	2010
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$5,515	$5,932
Interest on mortgage-backed securities	1,058	726
Interest and dividends on investment securities	93	79
Other interest income	35	68

Total interest income	6,701	6,805

Interest Expense
Interest on deposits	1,774	2,191
Other interest expense	157	155

Total interest expense	1,931	2,346

Net interest income	4,770	4,459
Provision for losses on loans	300	800

Net interest income after provision for losses on loans	4,470	3,659

Other Income
Gain on sale of repossessed assets	57	7
Mortgage banking operations	41	18
Fees on transaction accounts	162	169
Income from bank owned life insurance	105	160
Miscellaneous income	179	430

Total other income	544	784

Non-Interest Expenses
Salaries and related expense	2,538	2,421
Occupancy expense	568	613
Data processing expense	367	447
Federal deposit insurance premiums	215	253
Property and equipment expense	128	173
Professional fees	155	167
Advertising	58	132
Telephone, postage and office supplies	75	77
Foreclosure and impaired loan expenses	91	52
Other expenses	120	120

Total non-interest expenses	4,315	4,455

Income (Loss) before tax expense	699	(12)
Income tax expense (benefit)	237	(57)

Net income	462	45
Preferred stock dividends and discount accretion	—	(156)

Net income (loss) available to common shareholders	$462	$(111)

Per Share Data:
Basic and diluted earnings (loss) per common share	$.15	$(.04)

Dividends per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended December 31,
	2011	2010
	( in thousands)
Net income (loss) available to common shareholders	$462	$(111)
Other comprehensive loss, net of tax:
Unrealized net holding losses on
Available-for-sale portfolios, net of tax of $(233) and $(241), respectively	(357)	(370)

Comprehensive income (loss)	$105	$(481)

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2011	2010
	(dollars in thousands)
Operating Activities
Net income	$462	$45
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred loan fees, net	(76)	(58)
Non-cash compensation under stock-based benefit plan	90	42
Provision for losses on loans	300	800
Amortization of purchase premiums and discounts, net	234	(46)
Provision for depreciation	162	194
Gain on sale of real estate and repossessed assets	(57)	(7)
Increase in cash surrender value of bank owned life insurance	(105)	(160)
Increase in accrued interest and other assets	133	1,093
Gain on sale of loans	(49)	(87)
Loans originated for sale	(4,563)	(9,164)
Proceeds from loans sold	3,898	8,443
(Decrease) increase in other liabilities	(87)	846
Increase in obligation under Rabbi Trust	13	6

Net cash provided by operating activities	355	1,947

Cash Flows from Investing Activities
Purchase of bank owned life insurance	—	(10)
Purchase of investment securities – available for sale	—	(3,500)
Proceeds from maturities of investment securities – available for sale	2,000	5,500
Net decrease in loans	9,992	1,952
Proceeds from sale of foreclosed real estate	1,781	—
Purchase of mortgage-backed securities – available for sale	(25,870)	(6,000)
Principal collected on mortgage backed securities	9,128	3,063
Proceeds from sales of repossessed assets	—	2
Investment in premises and equipment	(566)	(37)
Redemption of Federal Home Loan Bank of Atlanta stock	73	51
Purchase of Federal Reserve Bank stock	(1,325)	—
Increase (decrease) in accounts payable trade date securities	7,966	(2,000)

Net cash provided (used) by investing activities	3,179	(979)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Three Months Ended December 31,
	2011	2010
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$10,432	$4,450
Net increase in advances by borrowers for taxes and Insurance	262	242
Dividends paid on preferred stock	—	(135)

Net cash provided by financing activities	10,694	4,557

Increase in cash and cash equivalents	14,228	5,525
Cash and cash equivalents at beginning of period	60,108	108,899

Cash and cash equivalents at end of period	$74,336	$114,424

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:

Interest	$1,889	$2,346

Income taxes	$2	$80

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to Foreclosed real estate	$—	$186

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

BCSB Bancorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, and its subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. and Lyons Properties, LLC. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products and Lyons Properties, LLC holds real estate owned through foreclosure or deeds in leiu of foreclosure.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2011 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2012 or any other period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

Note 3 - Organization

The Company is a Maryland corporation which was organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008. The Bank operates as a state chartered commercial bank. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). The Bank’s non-interest earning demand deposit accounts currently have unlimited FDIC insurance.

Note 4 - Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of December 31, 2011 and September 30, 2011.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

December 31, 2011
US Government and Agency securities	$—	—	—	$—
Corporate Bonds	4,880	—	(64)	4,816
Equity Investments	100	—	—	100

	$4,980	$—	$(64)	$4,916

September 30, 2011
US Government and Agency securities	$2,000	1	—	$2,001
Corporate Bonds	4,880	—	(62)	4,818
Equity Investments	100	—	—	100

	$6,980	$1	$(62)	$6,919

There were no sales of available for sale securities during the three months ended December 31, 2011 or the year ended September 30, 2011.

Below is a schedule of investment securities with unrealized losses as of December 31, 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$3,439	$(61)	$1,377	$(3)	$4,816	$(64)

Total temporarily impaired securities	$3,439	$(61)	$1,377	$(3)	$4,816	$(64)

Below is a schedule of investment securities with unrealized losses as of September 30, 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$3,442	$(58)	$1,376	$(4)	$4,818	$(62)

Total temporarily impaired securities	$3,442	$(58)	$1,376	$(4)	$4,818	$(62)

At December 31, 2011 and September 30, 2011 the Company had two investment securities in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of December 31, 2011 and September 30, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

December 31, 2011
GNMA certificates	$3,487	$29	$(17)	$3,499
Private label collateralized mortgage obligations	13,595	—	(3,151)	10,444
Collateralized mortgage obligations	127,246	1,978	—	129,224
FNMA certificates	14,400	994	—	15,394
FHLMC participating certificates	7,639	605	—	8,244

	$166,367	$3,606	$(3,168)	$166,805

September 30, 2011
GNMA certificates	$3,510	$37	$—	$3,547
Private label collateralized mortgage obligations	13,956	—	(2,905)	11,051
Collateralized mortgage obligations	108,433	2,139	—	110,572
FNMA certificates	15,512	1,066	—	16,578
FHLMC participating certificates	8,444	687	—	9,131

	$149,855	$3,929	$(2,905)	$150,879

There were no sales of available for sale mortgage-backed securities during the three months ended December 31, 2011 or during the fiscal year ended September 30, 2011.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities-continued

Below is a schedule of mortgage-backed securities with unrealized losses as of December 31, 2011 and September 30, 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	December 31, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Private label collateralized mortgage obligations	$1,899	$(41)	$8,545	$(3,110)	$10,444	(3,151)
Collateralized mortgage obligations	3,283	(17)	—	—	3,283	(17)

Total temporarily impaired securities	$5,182	$(58)	$8,545	$(3,110)	$13,727	$(3,168)

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$1,964	$(45)	$9,087	$(2,860)	$11,051	$(2,905)
Collateralized mortgage obligations	—	—	—	—	—	—

Total temporarily impaired securities	$1,964	$(45)	$9,087	$(2,860)	$11,051	$(2,905)

At December 31, 2011 and September 30, 2011 the Company had six mortgage-backed securities in an unrealized loss position.

During the three months ended December 31, 2011, we determined that, based on our most recent estimate of cash flows, there was no additional other-than-temporary-impairment (“OTTI”). At December 31, 2011, we had $ 3.2 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $13.6 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.9 million as of September 30, 2011. We recorded other-than-temporary impairment (“OTTI”) charges of $300,000 on these securities during the year ended September 30, 2011. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary- impairments, the amount of other-than-temporary- impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following shows the activity in “OTTI” related to credit losses for the three months ended December 31,

	2011	2010
Balance at Beginning of Period	$400	$100
Additional OTTI taken for credit losses	—	—

Balance at end of Period	$400	$100

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

Note 6 - Mortgage-Backed Securities-continued

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

Default Rates

Estimates for the conditional default rate (“CDR”) vectors are based on the status of the loans at the valuation date – current, 30- 59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and proprietary loss migration models (e.g. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to month 36 to our month 37 CDR value and ultimately vector to zero over an extended period of time of at least 15 years.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans

Loans Receivable

Loans receivable at December 31, 2011 and September 30, 2011 consist of the following:

	December 31,	September 30,
(in thousands)	2011	2011
Single-family residential mortgages	$86,985	$92,924
Single-family rental property loans	63,847	64,715
Commercial real estate loans	137,386	142,630
Construction loans	29,339	29,377
Commercial loans secured	428	501
Commercial loans unsecured	67	69
Commercial lease loans	204	312
Commercial lines of credit	8,089	7,919
Automobile loans	819	1,009
Home equity lines of credit	33,891	33,649
Other consumer loans	1,929	2,007

	362,984	375,112

Less - undisbursed portion of loans in process	(3,144)	(5,304)
- unearned interest	(4)	(4)
- deferred loan origination fees and costs	(145)	(193)
- allowance for loans losses	(5,064)	(4,768)

	$354,627	$364,843

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

The Allowance for Loan Losses and Recorded Investment in loans for the three months ended December 31, 2011 are as follows:

Allowance for Credit Losses

For the three months ended December 31, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Three Months ended December 31, 2011
Allowance for credit losses:
Beginning Balance	$1,799	$1,514	$1,267	$168	$—	$20	$4,768
Charge-Offs	(11)	—	—	—	—	(5)	(16)
Recoveries	—	—	—	—	12	—	12
Provisions	(7)	506	(192)	—	(12)	5	300

Ending Balance	$1,781	$2,020	$1,075	$168	$—	$20	$5,064

Balances as of December 31, 2011

Ending balance individually evaluated for impairment	$8,106	$4,980	$8,523	$299	$—	$20	$21,928	(2)

Ending balance collectively evaluated for impairment	$142,726	$141,194	$20,816	$33,592	$819	$1,909	$341,056	(2)

Ending Allowance balance for loan individually evaluated for impairment	$566	$86	$253	$—	$—	$20	$925

Ending Allowance balance for loans collectively evaluated for impairment	$1,215	$1,895	$761	$168	$—	$—	$4,039

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

The Allowance for Loan Losses and Recorded Investment in loans for the three months ended December 31, 2010 are as follows:

Allowance for Credit Losses

For the three months ended December 31, 2010

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Allowance for credit losses:
Beginning Balance	$179	$5,380	$906	$108	$61	$—	$6,634
Charge-Offs	(73)	(168)	(19)	—	(26)	—	(286)
Recoveries	—	—	—	—	22	—	22
Provisions	1,347	(362)	(107)	(21)	(57)	—	800

Ending Balance	$1,453	$4,850	$780	$87	$—	$—	$7,170

Balances as of September 30, 2011

Ending balance individually evaluated for impairment	$7,635	$5,361	$4,534	$80	$—	$20	$17,630	(2)

Ending balance collectively evaluated for impairment	$150,004	$146,070	$24,843	$33,569	$1,009	$1,987	$357,482	(2)

Ending Allowance balance for loan individually evaluated for impairment	$566	$88	$451	$—	$—	$20	$1,125

Ending Allowance balance for loans collectively evaluated for impairment	$1,233	$1,426	$816	$168	$—	$—	$3,643

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

The classification of loans as of December 31, 2011 and 2010 are as follows:

December 31, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$144,134	$140,174	$20,429	$33,592	$819	$1,909	$341,057
Special Mention	4,977	639	5,708	162	—	—	11,486
Substandard	1,721	5,361	3,202	137	—	20	10,441
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$150,832	$146,174	$29,339	$33,891	$819	$1,929	$362,984	(2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

September 30, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$148,871	$146,336	$19,721	$33,322	$1,009	$1,987	$351,246
Special Mention	5,242	1,121	5,562	109	—	—	12,034
Substandard	3,526	3,974	4,094	218	—	20	11,832
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$157,639	$151,431	$29,377	$33,649	$1,009	$2,007	$375,112	(2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses

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

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

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

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It is the Bank’s policy generally to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial real estate loans made to a legal entity, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the legal entity. As a result of the economic downturn, the Bank has experienced a decline in its pipeline for this product type within the loan portfolio.

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

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

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

Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and used cars are financed for a period generally of up to five years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows their insurance to lapse.

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

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

Impaired loans for the three months ended December 31, 2011 and 2010 are as follows:

Impaired Loans

As of December 31, 2011

(Dollars in Thousands)

				For the Period Ending December 31, 2011
	Recorded Investments	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Loans without a specific valuation allowance:
Residential Loans (1)	$6,822	$6,364	$—	$6,178	$75
Commercial Loans	4,186	4,179	—	4,191	6
Constructions Loans	2,662	2,662	—	2,866	37
Home Equity Loans	137	137	—	138	1
Consumer Loans	—	—	—	—	—
Other Loans	—	—	—	—	—

Total	$13,807	$13,342	$—	$13,373	$119

Loans with a specific allowance recorded:
Residential Loans (1)	$1,521	$1,517	$566	$1,520	$3
Commercial Loans	296	295	86	295	—
Constructions Loans	2,017	2,017	253	2,017	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Other Loans	—	20	20	20	—

Total	$3,834	$3,849	$925	$3,852	$3

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

Impaired Loans

As of September 30, 2011

(Dollars in Thousands)

				For the Period Ending December 31, 2010
	Recorded Investments	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Loans without a specific valuation allowance:
Residential Loans (1)	$6,127	$6,116	$—	$930	$—
Commercial Loans	5,064	5,065	—	3,445	45
Constructions Loans	1,840	1,840	—	124	—
Home Equity Loans	80	80	—	88	—
Consumer Loans	—	—	—	—	—
Other Loans	—	—	—	—	—

Total	$13,111	$13,101	$—	$4,587	$45

Loans with a specific allowance recorded:
Residential Loans (1)	$1,523	$1,519	$566	$—	$—
Commercial Loans	298	296	88	5,888	—
Constructions Loans	2,694	2,694	451	—	—
Home Equity Loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Other Loans	20	—	20	—	—

Total	$4,535	$4,529	$1,125	$5,888	$—

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

Past due loans as of December 31, 2011 and September 30, 2011 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

As of December 31, 2011

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans (1)	$946	$84	$6,968	$7,998	$142,834	$150,832	$5,228	$—
Commercial Loans	837	—	4,376	5,213	140,961	146,174	296	—
Construction Loans	—	—	4,557	4,557	24,782	29,339	1,840	—
Home Equity Loans	161	—	137	298	33,593	33,891	137	—
Automobile Loans	—	—	—	—	819	819	—	—
Other Loans	4	—	20	24	1,905	1,929	—	—

Total	$1,948	$84	$16,058	$18,090	$344,894	$362,984	$7,501	$—

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2011

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans (1)	$725	$254	$7,635	$8,614	$149,025	$157,639	$5,853	$—
Commercial Loans	242	1,387	5,361	6,990	144,441	151,431	215	—
Construction Loans	—	2,717	4,534	7,251	22,126	29,377	1,840	—
Home Equity Loans	63	—	80	143	33,506	33,649	—	—
Automobile Loans	12	—	—	12	997	1,009	—	—
Other Loans	1	—	20	21	1,986	2,007	—	—

Total	$1,043	$4,358	$17,630	$23,031	$352,081	$375,112	$7,908	$—

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses,

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

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

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

Charge-off Policies

The Company’s loan charge-off policies are as follows:

When loans begin to demonstrate collectability issues the Bank performs an analysis to determine if a loss is expected. Loans are generally charged down to the fair value of collateral securing the asset, less estimated cost to sell, when management judges the asset to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames; the asset has been classified as loss by either the internal loan review process or external examiners, or when the borrower has filed bankruptcy and the loss becomes evident based on a lack of assets.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

BCSB BANCORP, INC. AND SUBSIDIARIES

Loans on Nonaccrual Status

(Dollars in Thousands)

	December 31 2011		September 30, 2011
With no related allowance recorded:
Residential Loans (1)	$5,451		$6,116
Commercial Loans	4,081		5,065
Construction Loans	2,540		1,840
Home Equity Loans	137		80
Automobile Loans	—		—
Other Loans	—		—

	$12,209		$13,101

With an allowance recorded:
Residential Loans (1)	$1,517		$1,519
Commercial Loans	295		296
Construction Loans	2,017		2,694
Home Equity Loans	—		—
Automobile Loans	—		—
Other Loans	20		20

	$3,849		$4,529

Total Nonaccrual Loans	$16,058	(2)	$17,630	(2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Includes Troubled Debt Restructurings of $7.5 million at December 31, 2011 and $8.6 million at September 30, 2011, respectively, which were current in terms of restructured payments but accounted for on a non-accrual basis.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans-continued

Modifications

As of and for the three months ended December 31,

	2011			2010
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments

Troubled Debt Restructurings

Residential-Prime	17	$6,638	$6,282	3	$452	$440
Residential-Subprime	—	—	—	—	—	—
Commercial	3	458	410	3	778	676
Construction	2	2,873	1,962	2	2,872	2,726
Consumer-Other	—	—	—	1	23	22
Finance leases	—	—	—	—	—	—

	Number of Contracts	Recorded Investments	Number of Contracts	Recorded Investments

Troubled Debt Restructurings
That Subsequently Defaulted
Residential-Prime	—	—	1	$119
Residential-Subprime	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Consumer-Other	—	—	—	—
Finance leases	—	—	—	—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for three month periods ended December 31, 2011 and 2010, respectively are as follows:

	For the Three Months Ended December 31,
	2011			2010
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$462	3,004	$.15	$45	2,972	$.01
Less preferred dividend	—	—	—	(156)	—	(.05)

Income available to common shareholders	$462	3,004	$.15	$(111)	2,972	$(.04)

Diluted EPS
Net Income	$462	3,004	$.15	$(111)	2,972	$.04
Effect of dilutive shares	—	54	—	—	310	—

Income available to common shareholders plus assumed conversions	$462	3,058	$.15	$(111)	3,282	$(.04)

Options to purchase 67,595 shares which were outstanding at December 31, 2011 and December 31 2010 were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Preferred Stock

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrant will not be subject to any contractual restrictions on transfer.

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

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrant will be subject to any contractual restrictions on transfer.

Note 10 - Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 Leverage ratio (1)	$63,115	10.12%	$24,957	4.00%	$31,196	5.00%
Tier 1 risk based capital ratio (2)	63,115	16.09	15,695	4.00	23,542	6.00
Total risk based capital ratio (2)	67,154	17.12	31,389	8.00	39,237	10.00

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Regulatory Capital-continued

The following table sets forth BCSB Bancorp Inc.’s capital position at December 31, 2011.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 Leverage ratio (1)	$51,883	8.32%	$24,955	4.00%	$31,194	5.00%
Tier 1 risk based capital ratio (2)	51,883	13.56	15,308	4.00	22,963	6.00
Total risk based capital ratio (2)	55,922	14.61	30,617	8.00	38,271	10.00

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted under the 1999 Plan during the year ended September 30, 2007, 22,193 options granted under the 1999 Plan during the year ended September 30, 2008 and 11,796 options granted under the 1999 Plan during the year ended September 30, 2009. No options were granted under the 1999 Plan during the years ended September 30, 2003 through 2006. Also, there were no options granted under the 1999 Plan during the years ended September 30, 2011 and 2010, or during the three months ended December 31, 2011.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the 2009 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 177,930 options granted under the 2009 Plan during the three months ended December 31, 2010. There were no options granted under the 2009 Plan during the three months ended December 31, 2011.

The following table summarizes the shares under the Company’s outstanding stock options at December 31, 2011:

Number of Shares	Price	Weighted Average Contractual Life (Years)

29,610	$21.61	.6
10,528	28.41	5.0
5,264	17.95	6.0
22,193	11.61	6.0
11,296	8.25	7.5
176,320	10.29	8.8

The total exercisable shares of 110,545 have a weighted average contractual life of 6.0 years, and an aggregate intrinsic value of $33,900.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans-continued

The following table presents the activity related to options under all plans for the three months ended December 31, 2011.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	255,211	$12.53
Options exercised	—	—
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2011	255,211	$12.53

Exercisable at December 31, 2011	110,545	$15.44

During the three months ended December 31, 2011 there were no stock options granted. During the three months ended December 31, 2010 there were 177,930 options granted. Option expense recognized during the three month periods ended December 31, 2011 and 2010, respectively was $57,252 and $16,809, respectively. As of December 31, 2011, $483,000 of total unrecognized pretax expense related to stock options is expected to be recognized from January 1, 2012 through November 30, 2014.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Recent Accounting Pronouncements

In April, 2011, the FASB issued ASU No. 2011 -03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011 -03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2011 -03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2011 -03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended December 31, 2011. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2011 and is not expected to have a material impact on the Company’s statements of income and condition.

In June, 2011, the FASB issued ASU No. 2011 -05, “Presentation of Comprehensive Income.” This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

Note 13 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $437,000 of standby letters of credit as of December 31, 2011. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2011 for guarantees under standby letters of credit issued is not considered to be material.

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

There were no transfers between levels during the three months ended December 31, 2011. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements-continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of December 31, 2011 and September 30, 2011 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At December 31, 2011			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans available for sale	$714	$—	$714	$—	$—
Equity Investments	100	—	100	—	—
Corporate Bonds available for sale	4,816	—	4,816	—	—
GNMA certificates available for sale	3,499	—	3,499	—	—
FNMA certificates available for sale	15,394	—	15,394	—	—
FHLMC certificates available for sale	8,244	—	8,244	—	—
Private label collateralized mortgage obligations available for sale	10,444	—	10,444	—	—
Collateralized mortgage obligations available for sale	129,224	—	129,224	—	—

	$172,435	$—	$172,435	$—	$—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Fair Value Measurements-continued

		At September 30, 2011			Total changes In fair values Included in Period Earnings

($ in thousands)	Total	Level 1	Level 2	Level 3
Loans available for sale	$—	$—	$—	$—	$—
Equity Investments	100		100
FNMA Bonds available for sale	2,001	—	2,001	—	—
Corporate Bonds available for sale	4,818	—	4,818	—	—
GNMA certificates available for sale	3,547	—	3,547	—	—
FNMA certificates available for sale	16,578	—	16,578	—	—
FHLMC certificates available for sale	9,131	—	9,131	—	—
Private label collateralized mortgage obligations available for sale	11,051	—	11,051	—	300	(1)
Collateralized mortgage obligations available for sale	110,572	—	110,572	—	—

	$157,798	$—	$157,798	$—	$300

(1)	Represents other-than-temporary impairment charges taken during the fiscal year ended September 30, 2011.

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

Note 14 - Fair Value Measurements-continued

Foreclosed Real Estate and Repossessed Assets

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less estimated costs to sell. There was $1.3 million in foreclosed real estate at December 31, 2011.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

At December 31, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$8,018	$—	$—	$8,018
Impaired Commercial and Lease Loans	4,474	—	—	4,474
Impaired Construction Loans	4,679	—	—	4,679
Impaired Consumer Loans	20	—	—	20
Foreclosed Real Estate and Repossessed Assets	1,275	—	—	1,275

Total	$18,466	$—	$—	$18,466

At September 30, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$8,148	$—	$—	$8,148
Impaired Commercial and Lease Loans	5,460	—	—	5,460
Impaired Construction Loans	4,658	—	—	4,658
Impaired Consumer Loans	20	—	—	20
Foreclosed Real Estate and Repossessed Assets	2,999	—	—	2,999

Total	$21,285	$—	$—	$21,285

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

The carrying amount is a reasonable estimate of fair value for cash, federal funds and interest-bearing deposits in other banks. Fair value is based on bid prices and pricing models received from third party pricing services for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta and Federal Reserve Bank stock is a reasonable estimate of fair value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of Bank owned life insurance is based upon its current cash surrender value. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The Junior Subordinated Debentures are considered to be at fair value. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities. The fair value of Federal Home Loan Bank advances is estimated using rates currently offered on advances of similar remaining maturities. The carrying amounts of accrued interest receivable, accrued interest payable, and mortgage servicing rights approximate fair value. Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Disclosures About Fair Value of Financial Instruments-Continued

The estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2011		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(Amounts in Thousands)
Financial Assets
Cash	$8,032	$8,032	$8,139	$8,139
Interest-bearing deposits in other banks	11,350	11,350	12,839	12,839
Federal funds sold	54,954	54,954	39,130	39,130
Investment securities available for sale	4,916	4,916	6,919	6,919

Loans Receivable
Mortgage loans	352,589	368,147	361,826	381,140
Share loans	260	260	337	337
Consumer loans	2,492	2,068	2,680	2,588
Mortgage-backed securities – available for sale	166,805	166,805	150,879	150,879
Federal Home Loan Bank of Atlanta stock	1,051	1,051	1,124	1,124
Federal Reserve Bank stock	1,325	1,325	—	—
Bank owned life insurance	16,334	16,334	16,228	16,228
Accrued interest receivable	2,030	2,030	2,129	2,129
Mortgage servicing rights	88	88	110	110

Financial Liabilities
Deposits	$560,446	$562,615	$550,014	$552,597
Junior Subordinated Debt	17,011	17,011	17,011	17,011
Accounts payable trade date securities	7,966	7,966	—	—
Accrued interest payable	138	138	86	86

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a Maryland corporation which was organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008. Effective September 30, 2011, the Bank became a Maryland state chartered commercial bank. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the FDIC. The Bank’s noninterest earning demand deposit accounts have unlimited FDIC insurance.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

During the three months ended December 31, 2011, assets increased by $18.8 million, or 3.0%, from $624.8 million at September 30, 2011 to $643.6 million at December 31, 2011. Our cash and cash equivalents increased $14.2 million, or 23.7% from $60.1 million at September 30, 2011 to $74.3 million at December 31, 2011, primarily due to an increase in deposits and principal and interest repayments on loans receivable. During the three months ended December 31, 2011 investment securities decreased by $2.0 million, or 28.9% from $6.9 million at September 30, 2011 to $4.9 million at December 31, 2011. Net loans receivable decreased $10.2 million, or 2.8%, from $364.8 million at September 30, 2011 to $354.6 million at December 31, 2011. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. During this low rate environment the Company has employed a strategy of selling most residential loans into the secondary loan market. Mortgage-backed securities available for sale increased by $15.9 million, or 10.6%, from $150.9 million at September 30, 2011 to $166.8 million at December 31, 2011 due primarily to security purchases made during the three months ended December 31, 2011 in order to deploy available liquidity. At December 31, 2011, all mortgage-backed securities were classified as available for sale for liquidity purposes.

Deposits increased by $10.4 million, or 1.9%, from $550.0 million at September 30, 2011 to $560.4 million at December 31, 2011. The Bank has been successful in attracting new non interest bearing deposits which decreases the overall cost for funds.

Stockholders’ equity increased by $195,000, or .38%, from $51.9 million at September 30, 2011 to $52.1 million at December 31, 2011. This increase was due primarily to net income of $462,000 during the period which was partially offset by a decline in accumulated other comprehensive income.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

Net Income. Net income (loss) available to common shareholders was $462,000 for the three months ended December 31, 2011 and $(111,000) for the three months ended December 31, 2010. This increase was primarily due to lower loan loss provisions and, to a lesser extent, increased net interest income during the three months ended December 31, 2011 as compared to the three months ended December 31, 2010.

Net Interest Income. Net interest income increased by $311,000, or 7.0%, from $4.4 million for the three months ended December 31, 2010 to $4.8 million for the three months ended December 31, 2011. The increase in net interest income primarily was due to higher average balances on mortgage-backed securities and a declining cost of funds rate on the deposit portfolio. These increases were partially offset by a decrease in interest and fees on loans.

Interest Income. Interest income decreased by $104,000, or 1.5% from $6.8 million for the three months ended December 31, 2010 to $6.7 million for the three months ended December 31, 2011. Interest and fees on loans decreased by $417,000, or 7.0%, from $5.9 million for the three months ended December 31, 2010 to $5.5 million for the three months ended December 31, 2011. This was primarily due to lower average balances on loans. Average loans declined by $26.9 million during the three months ended December 31, 2011 as compared to the same period in 2010. This decline was partially offset by an increase in interest on mortgage-backed securities of $332,000, or 45.7% from $726,000 for the three months ended December 31 2010 to $1.1 million for the three months ended December 31, 2011. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $89.9 million, from $65.2 million during the three months ended December 31, 2010 to $155.1 million during the three months ended December 31, 2011. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $2.3 million for the three months ended December 31, 2010 to $1.9 million for the three months ended December 31, 2011, a decrease of $415,000 or 17.7%. Interest on deposits decreased $417,000, or 19.0%, from $2.2 million for the three months ended December 31, 2010 to $1.8 million for the three months ended December 31, 2011. This decrease was due to the decrease in the average cost of deposits of 34 basis points from 1.62% for the three months ended December 31, 2010 to 1.28% for the three months ended December 31, 2011. This decrease in interest expense was partially offset by an increase in the average balance of deposits of $14.5 million, or 2.7%, from $541.0 million for the three months ended December 31, 2010 to $555.5 million for the three months ended December 31, 2011.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2011 and 2010. Total average assets are computed using month-end balances.

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

	For the Three Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net	$360,828	$5,515	6.11%	$387,691	$5,932	6.12%
Mortgage-backed securities	155,076	1,058	2.73	65,162	726	4.46
FHLB stock and Investment securities	7,622	93	4.88	14,172	79	2.23
Other interest earning assets	61,049	35	.23	115,599	68	.24

Total Interest-earning assets	584,575	6,701	4.59	582,624	6,805	4.67
Bank Owned Life Insurance	15,943			15,118
Noninterest-earning assets	32,982			26,779

Total assets	$633,500			$624,521

Interest-bearing liabilities:
Deposits	$555,513	$1,774	1.28%	$541,050	$2,191	1.62%
Junior Subordinated Debentures	17,011	157	3.69	17,011	155	3.64
Other liabilities	838	—	—	1,033	—	—

Total interest-bearing liabilities	573,362	1,931	1.35	559,094	2,346	1.68

Noninterest-bearing liabilities	8,150			3,827

Total liabilities	581,512			562,921
Stockholders’ Equity	51,988			61,600

Total liabilities and stockholders’ equity	$633,500			$624,521

Net interest income		$4,770			$4,459

Interest rate spread			3.24%			2.99%

Net interest margin			3.26%			3.06%

Ratio average interest earning assets/interest-bearing liabilities			101.96%			104.21%

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

	For Three Months Ended December 31,
	2011 Vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(408)	$(9)	$—	$(417)
Mortgage-backed securities	998	(279)	(387)	332
Investment securities	(37)	93	(42)	14
Other interest-earning assets	(33)	—	—	(33)

Total interest-earning assets	520	(195)	(429)	(104)

Interest expense:
Deposits	59	(464)	(12)	(417)
Junior Subordinated Debentures	—	2	—	2

Total interest-bearing liabilities	59	(462)	(12)	(415)

Change in net interest income	$461	$267	$(417)	$311

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $300,000 provision for losses on loans during the three months ended December 31, 2011 as compared to a provision of $800,000 for the three months ended December 31, 2010. The decrease in loan loss provisions during the three months ended December 31, 2011 as compared to December 31, 2010 was primarily due to a decline in nonperforming assets and loan charge-offs during the three months ended December 31, 2011. Nonperforming loans were $17.2 million at December 31, 2011 versus $18.3 million at September 30, 2011 and $13.7 million at December 31, 2010. Loan charge-offs for the three months ended December 31, 2011 were $16,000 as compared to $286,000 for the three months ended December 31, 2010, a decrease of $270,000. Loan recoveries were $12,000 for the three months ended December 31, 2011 compared to $22,000 for the three months ended December 31, 2010. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality”.

Other Income. Other income decreased $240,000, or 30.6%, from $784,000 for the three months ended December 31, 2010 to $544,000 for the three months ended December 31, 2011. The decrease in other income for the three months ended December 31, 2011 was primarily attributable to a decrease in miscellaneous other income of $251,000, or 58.4% from $430,000 for the three months ended December 31, 2010 to $179,000 for the three months ended December 31, 2011. This decrease was primarily due to lower commissions from investment sales. Income from Bank Owned Life Insurance also decreased by $55,000, or 34.4% from $160,000 for the three months ended December 31, 2010 to $105,000 for the three months ended December 31, 2011. These decreases were partially offset by an increase of $50,000 in gains on sale of foreclosed assets from $7,000 for the three months ended December 31, 2010, to $57,000 for the three months ended December 31, 2011.

Non-interest Expenses. Total non-interest expenses decreased by $140,000, or 3.1%, from $4.4 million for the three months ended December 31, 2010 to $4.3 million for the three months ended December 31, 2011. This overall decline was due to decreases in several expense categories compared to the corresponding period of the prior year, including Occupancy, Data Processing, FDIC premiums, Property and equipment, Professional fees and Advertising. The Company has successfully implemented a variety of expense reduction initiatives that have favorably impacted operating expenses. Occupancy expense decreased by $45,000, or 7.3% from $613,000 for the three months ended December 31, 2010 to $568,000 for the three months ended December 31, 2011. Data Processing expenses decreased by $80,000, or 17.9% from $447,000 for the three months ended December 31, 2010 to $367,000 for the three months ended December 31, 2011. Federal Insurance premiums decreased by $38,000, or 15.0% from $253,000 for the three months ended December 31, 2010 to $215,000 for the three months ended December 31, 2011. Property and equipment expense decreased by $45,000, or 26.0%, from $173,000 for the three months ended December 31, 2010 to $128,000 for the three months ended December 31, 2011. Professional fees decreased $12,000, or 7.2% from $167,000 for the three months ended December 31, 2010 to $155,000 for the three months ended December 31, 2011. Advertising expense decreased $74,000, or 56.1% from $132,000 for the three months ended December 31, 2010 to $58,000 for the three months ended December 31, 2011. Decreases in these non-interest expense categories were partially offset by moderate increases in Salaries and related expenses and Foreclosure and impaired loan expenses. Salaries and related benefits increased by $117,000, or 4.8% from $2.4 million for the three months ended December 31, 2010 to $2.5 million for the three months ended December 31, 2011. The increase related primarily to additional personnel and increased benefits costs. Foreclosure and impaired loan expenses also increased by $39,000, or 75.0% from $52,000 for the three months ended December 31, 2010 to $91,000 for the three months ended December 31, 2011.

Income Taxes. Our income tax expense (benefit) was $237,000 and $(57,000) for the three months ended December 31, 2011 and 2010, respectively. The change in income taxes for the three months ended December 31, 2011 as compared to the same period in the prior year was primarily due to increased pretax earnings.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31, 2011	At September 30, 2011
	(In thousands)

Commitments to originate new loans	$9,171	$6,592
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	33,285	35,831
Commercial letters of credit	436	401

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

Asset Quality

At December 31, 2011, we had $18.5 million in non-performing assets, consisting of nonaccrual loans, accruing troubled debt restructurings and repossessed assets representing 2.87% of total assets. At September 30, 2011 non-performing assets were $21.3 million or 3.41% of assets. Our net charge-offs for the three months ended December 31, 2011 and December 31, 2010 were $4,000 and $264,000, respectively. Our allowance for loan losses was $5.1 million at December 31, 2011 compared to $7.2 million at September 30, 2011.

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2011	At September 30, 2011
	(In thousands)
Nonperforming loans (1):
Nonaccrual loans:
Single family residential	$258	$1,048
Single family rental property	6,847	6,667
Commercial real estate	4,297	5,097
Construction	4,557	4,534
Commercial leases	79	50
Commercial lines of credit	—	214
Land	—	—
Consumer Loans	20	20

Total nonaccrual loans	16,058	17,630
Loans 90 days past due and accruing	—	—
Accruing Troubled Debt Restructurings	1,133	656

Total non-performing loans	17,191	18,286
Foreclosed Real Estate	1,275	2,999

Total nonperforming assets	$18,466	$21,285

Nonperforming loans to loans receivable	4.85%	5.01%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	5.19%	5.79%
Nonperforming assets to total assets	2.87%	3.41%
Loans modified in Troubled Debt Restructuring	$8,654	$8,665

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at December 31, 2011 are $7.5 million in Troubled Debt Restructurings, all but $20,000 of which were not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$4,768	$6,634

Loans charged-off:
Real estate mortgages:
Single-family residential	(11)	(73)
Commercial	—	(168)
Construction	—	(19)
Commercial Leases	—	—
Consumer	(5)	(26)

Total charge-offs	(16)	(286)

Recoveries
Real estate mortgage:
Single-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial leases	—	—
Consumer	12	22

Total recoveries	12	22
Net loans charged-off	(4)	(264)
Provision for loan losses	300	800

Balance at end of period	$5,064	$7,170

Ratio of net charge-offs (annualized) to average loans outstanding during the period	.00%	..28%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2011, the Company had $23.3 million in classified assets, consisting of $10.4 million in substandard and loss loans, $11.6 million in substandard CMO’s, and $1.3 million in foreclosed property. At September 30, 2011, the Company had $23.8 million in classified assets consisting of $8.9 million in substandard and loss loans, $11.9 million in substandard CMO’s and $3.0 in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2011, we have identified approximately $11.5 million in assets classified as special mention. At September 30, 2010, $12.0 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At December 31, 2011, the Bank and the Company exceeded all of their regulatory minimum capital requirements and are categorized as “well capitalized” under the regulatory framework for prompt corrective action. For information comparing the Bank’s and the Company’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2011 and 2010, the Company had $8.9 million and $22.5 million, respectively, of gross loan originations. During the three months ended December 31, 2011, and 2010 the Company purchased $25.9 and $9.5 million, respectively, in investment securities and mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

The Bank’s average daily liquidity ratio for the month of December was approximately 43%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2011, cash, interest-bearing deposits in other banks and federal funds sold were $8.0 million, $11.3 million and $54.9 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $160 million as of December 31, 2011. The Company has a line of credit with M&T for $2.0 million. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2011 totaled $124.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank.

In March 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 4.05% at December 31, 2011. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.40% at December 31, 2011. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $157,000 during the three months ended December 31, 2011 and $155,000 during the three months ended December 31, 2010.

Pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred

Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011. As of December 31, 2011, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011. As of December 31, 2011, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (3)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (4)

4.3	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (4)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated December 31, 2002 (5)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (5)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated September 30, 2003 (5)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidate Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(4)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(5)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: February 14, 2012	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2012	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)