Form 10-Q
period 2012-03-31
BCSB Bancorp Inc.
filed 2012-05-11
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012 the issuer had 3,188,665 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2012	2011
	(dollars in thousands except per share data)
Assets
Cash	$7,571	$8,139
Interest bearing deposits in other banks	11,392	12,839
Federal funds sold	40,456	39,130

Cash and cash equivalents	59,419	60,108

Investment securities, available for sale	4,344	6,919
Loans available for sale	991	—
Loans receivable, net of allowances of ($5,378) and ($4,768)	348,076	364,843
Mortgage-backed securities, available for sale	185,421	150,879
Foreclosed real estate	673	2,999
Premises and equipment, net	10,562	9,932
Federal Home Loan Bank of Atlanta stock, at cost	1,051	1,124
Federal Reserve Bank stock, at cost	1,273	—
Bank owned life insurance	16,587	16,228
Accrued interest and other assets	10,994	11,824

Total assets	$639,391	$624,856

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$34,942	$30,121
Interest-bearing	526,891	519,893

Total deposits	561,833	550,014
Junior subordinated debentures	17,011	17,011
Other liabilities	7,383	5,872

Total liabilities	586,227	572,897

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,188,665 and 3,192,119 shares issued and outstanding at March 31, 2012 and September 30, 2011, respectively)	32	32
Stock warrant	481	481
Additional paid-in capital	39,676	39,510
Obligation under rabbi trust	1,011	1,014
Retained earnings	13,277	12,241
Accumulated other comprehensive income	547	583
Employee stock ownership plan	(896)	(937)
Stock held by rabbi trust	(964)	(965)

Total stockholders’ equity	53,164	51,959

Total liabilities and stockholders’ equity	$639,391	$624,856

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$10,782	$11,673	$5,267	$5,741
Interest on mortgage backed securities	2,179	1,481	1,121	755
Interest and dividends on investment securities	184	187	91	108
Other interest income	70	129	35	61

Total interest income	13,215	13,470	6,514	6,665

Interest Expense
Interest on deposits	3,365	4,143	1,591	1,952
Other interest expense – debentures	319	307	162	152

Total interest expense	3,684	4,450	1,753	2,104

Net interest income	9,531	9,020	4,761	4,561
Provision for losses on loans	600	800	300	—

Net interest income after provision for losses on loans	8,931	8,220	4,461	4,561

Other Income
Gain on sale of foreclosed real estate and repossessed assets	402	7	345	—
Mortgage banking operations	77	35	57	17
Fees on transaction accounts	310	310	148	141
Income from bank owned life insurance	359	324	253	164
Miscellaneous income	467	650	268	220

Total other income	1,615	1,326	1,071	542

Non-Interest Expenses
Salaries and related expense	5,524	4,943	2,986	2,522
Occupancy expense	1,142	1,275	574	662
Federal deposit insurance premiums	360	533	145	280
Data processing expense	678	900	311	453
Property and equipment expense	268	344	140	171
Professional fees	281	410	126	243
Advertising	160	244	102	112
Telephone, postage and office supplies	162	163	87	86
Foreclosure and impaired loan expense	129	99	38	47
Other expenses	274	413	154	293

Total non-interest expenses	8,978	9,324	4,663	4,869

Income before tax expense (benefit)	1,568	222	869	234
Income tax expense (benefit)	532	(11)	295	46

Net income	1,036	233	574	188
Preferred stock dividends and discount accretion	—	(573)	—	(417)

Net income (loss) available to common shareholders	$1,036	$(340)	$574	$(229)

Per Share Data:
Basic income (loss) per share of common stock	$.34	$(.11)	$.19	$(.08)

Diluted income (loss) per share of common stock	$.33	(.11)	.18	(.08)

Dividends per common share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	0000000000	0000000000
	For the Six Months Ended March 31,
	2012	2011
	(in thousands)
Net income (loss) available to common shareholders	$1,036	$(340)
Other comprehensive loss net of tax:
Unrealized net holding losses on Available-for-sale portfolios, net of tax of $(24) and $(207), respectively	(36)	(317)

Comprehensive income (loss)	$1,000	$(657)

	0000000000	0000000000
	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income (loss) available to common shareholders	$574	$(229)
Other comprehensive income, net of tax:
Unrealized net holding gains on Available-for-sale portfolios, net of tax of $208 and $34, respectively	321	52

Comprehensive Income (loss)	$895	$(177)

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$1,036	$233
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred loan fees, net	(148)	(58)
Non-cash compensation under stock-based benefit plan	208	198
Provision for losses on loans	600	800
Amortization of purchase premiums and discounts, net	452	110
Provision for depreciation	344	361
Gain on sale of real estate and repossessed assets	(402)	(7)
Increase in cash surrender value of bank owned life insurance	(359)	(324)
Decrease in accrued interest and other assets	844	895
Gain on sale of loans	(85)	(127)
Loans originated for sale	(7,647)	(13,343)
Proceeds from loans sold	6,742	14,195
Increase in other liabilities	409	139
Increase in obligation under Rabbi Trust	(2)	(10)

Net cash provided by operating activities	1,992	3,062

Cash Flows from Investing Activities
Purchase of bank owned life insurance	—	(17)
Purchase of investment securities – available for sale	—	(15,500)
Proceeds from maturities of interest-bearing deposits	—	100
Proceeds from maturities of investment securities – available for sale	2,000	10,500
Net decrease in loans	16,822	11,257
Proceeds from sale of foreclosed real estate	2,220	—
Purchase of mortgage-backed securities – available for sale	(52,784)	(39,890)
Principal collected on mortgage-backed securities	18,313	6,053
Proceeds from sales of repossessed assets	—	5
Investment in premises and equipment	(973)	(94)
Redemption of Federal Home Loan Bank of Atlanta stock	73	51
Purchase of Federal Reserve Bank stock	(1,325)	—
Redemption of Federal Reserve Bank stock	52	—
Increase in accounts payable trade date securities	—	5,082

Net cash used by investing activities	(15,602)	(22,453)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Six Months Ended March 31,
	2012	2011
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$11,819	$8,850
Net increase in advances by borrowers for taxes and insurance	1,102	1,077
Repurchase of preferred stock	—	(10,800)
Dividends paid on preferred stock	—	(241)

Net cash provided (used) by financing activities	12,921	(1,114)

Decrease in cash and cash equivalents	(689)	(20,505)
Cash and cash equivalents at beginning of period	60,108	108,899

Cash and cash equivalents at end of period	$59,419	$88,394

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$3,545	$4,450

Income taxes	$—	$365

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to Foreclosed real estate	$—	$2,180

Transfer from Foreclosed real estate to loans	$508	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Principles of Consolidation

BCSB Bancorp, Inc. (the “Company”) owns 100% of Baltimore County Savings Bank, and its subsidiaries (the “Bank”). The Bank owns 100% of Ebenezer Road, Inc. and Lyons Properties, LLC. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of acquisition. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products and Lyons Properties, LLC holds real estate owned through foreclosure or deeds in lieu of foreclosure.

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2012 or any other period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of March 31, 2012 and September 30, 2011.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

March 31, 2012
Corporate Bonds	$4,880	—	(636)	$4,244
Equity Investments	100	—	—	100

	$4,980	$—	$(636)	$4,344

September 30, 2011
US Government and Agency securities	$2,000	1	—	$2,001
Corporate Bonds	4,880	—	(62)	4,818
Equity Investments	100	—	—	100

	$6,980	$1	$(62)	$6,919

There were no sales of available for sale securities during the six months ended March 31, 2012 or the year ended September 30, 2011.

Below is a schedule of investment securities with unrealized losses as of March 31, 2012 and the length of time the individual security has been in a continuous unrealized loss position.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$2,866	$(634)	$1,378	$(2)	$4,244	$(636)

Total temporarily impaired securities	$2,866	$(634)	$1,378	$(2)	$4,244	$(636)

Below is a schedule of investment securities with unrealized losses as of September 30, 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$3,442	$(58)	$1,376	$(4)	$4,818	$(62)

Total temporarily impaired securities	$3,442	$(58)	$1,376	$(4)	$4,818	$(62)

At March 31, 2012 and September 30, 2011 the Company had two investment securities in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of March 31, 2012 and September 30, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

March 31, 2012
GNMA certificates	$3,464	$31	$(27)	$3,468
Private label collateralized mortgage obligations	13,003	11	(2,546)	10,468
Collateralized mortgage obligations	147,015	2,583	(40)	149,558
FNMA certificates	13,630	975	—	14,605
FHLMC participating certificates	6,770	552	—	7,322

	$183,882	$4,152	$(2,613)	$185,421

September 30, 2011
GNMA certificates	$3,510	$37	$—	$3,547
Private label collateralized mortgage obligations	13,956	—	(2,905)	11,051
Collateralized mortgage obligations	108,433	2,139	—	110,572
FNMA certificates	15,512	1,066	—	16,578
FHLMC participating certificates	8,444	687	—	9,131

	$149,855	$3,929	$(2,905)	$150,879

There were no sales of available for sale mortgage-backed securities during the six months ended March 31, 2012 or during the fiscal year ended September 30, 2011.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities - continued

Below is a schedule of mortgage-backed securities with unrealized losses as of March 31, 2012 and September 30, 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	March 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

GNMA certificates	$3,253	$(27)	$—	$—	$3,253	$(27)
Private label collateralized mortgage obligations	—	—	8,674	(2,546)	8,674	(2,546)
Collateralized mortgage obligations	4,322	(40)	—	—	4,322	(40)

Total temporarily impaired securities	$7,575	$(67)	$8,674	$(2,546)	$16,249	$(2,613)

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$1,964	$(45)	$9,087	$(2,860)	$11,051	$(2,905)
Collateralized mortgage obligations	—	—	—	—	—	—

Total temporarily impaired securities	$1,964	$(45)	$9,087	$(2,860)	$11,051	$(2,905)

At March 31, 2012 and September 30, 2011 the Company had five and six mortgage-backed securities in an unrealized loss position, respectively.

During the six months ended March 31, 2012, we determined that, based on our most recent estimate of cash flows, there was no additional other-than-temporary-impairment (“OTTI”). At March 31, 2012, we had $ 2.5 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $13.0 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.9 million as of September 30, 2011. We recorded other-than-temporary impairment (“OTTI”) charges of $300,000 on these securities during the year ended September 30, 2011. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary-impairments, the amount of other-than-temporary-impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following shows the activity in “OTTI” related to credit losses for the six months ended March 31,

	2012	2011
Balance at Beginning of Period	$400	$100
Additional OTTI taken for credit losses	—	—

Balance at end of Period	$400	$100

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans

Loans Receivable

Loans receivable at March 31, 2012 and September 30, 2011 consist of the following:

	March 31,	September 30,
(in thousands)	2012	2011
Single-family residential mortgages	$84,830	$92,924
Single-family rental property loans	63,733	64,715
Commercial real estate loans	139,605	142,630
Construction loans	26,684	29,377
Commercial loans secured	286	501
Commercial loans unsecured	130	69
Commercial lease loans	235	312
Commercial lines of credit	9,296	7,919
Automobile loans	640	1,009
Home equity lines of credit	33,239	33,649
Other consumer loans	1,813	2,007

	360,491	375,112

Less - undisbursed portion of loans in process	(6,989)	(5,304)
- unearned interest	(3)	(4)
- deferred loan origination fees and costs	(45)	(193)
- allowance for loans losses	(5,378)	(4,768)

	$348,076	$364,843

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans for the six months ended March 31, 2012 are as follows:

Allowance for Loan Losses

For the six months ended March 31, 2012

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Six Months ended March 31, 2012
Allowance for loan losses:
Beginning Balance	$1,799	$1,514	$1,267	$168	$—	$20	$4,768
Charge-Offs	(11)	—	—	—	—	(8)	(19)
Recoveries	—	—	—	—	29	—	29
Provisions	609	455	(343)	(89)	(29)	(3)	600

Ending Balance	$2,397	$1,969	$924	$79	$—	$9	$5,378

Three Months ended March 31, 2012
Allowance for loan losses:
Beginning Balance	$1,781	$2,020	$1,075	$168	$—	$20	$5,064
Charge-Offs	—	—	—	—	—	(4)	(4)
Recoveries	—	—	—	—	18	—	18
Provisions	616	(51)	(151)	(89)	(18)	(7)	300

Ending Balance	$2,397	$1,969	$924	$79	$—	$9	$5,378

Balances as of March 31, 2012

Ending balance individually evaluated for impairment	$8,689	$13,424	$7,610	$437	$—	$—	$30,160	(2)

Ending balance collectively evaluated for impairment	$139,874	$136,128	$19,074	$32,802	$640	$1,813	$330,331	(2)

Ending Allowance balance for loans individually evaluated for impairment	$608	$83	$313	$—	$—	$—	$1,004

Ending Allowance balance for loans collectively evaluated for impairment	$1,789	$1,886	$611	$79	$—	$9	$4,374

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Impaired loans are reviewed individually for potential loss. In instances where loan balances exceed estimated realizable values, specific loss allocations are identified.

Under our methodology for calculating the allowance for loan losses, loss rates are determined for the following loan pools: construction, residential owner occupied, residential non-owner occupied, home equity loans, loan acquisition and development, secured commercial loans, unsecured commercial loans, leases and consumer loans. Loss rates are then applied to loan balances of these portfolio segments exclusive of loans with specific loss allocations that were reviewed individually. This methodology provides an in-depth analysis of the Bank’s portfolio and reflects the probable inherent losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis.

During the three months ended March 31, 2012, we modified our loss reserve assessment approach to expand analysis of loss rates from a period of the previous one year to the prior two years on a rolling quarter-to-quarter basis. The result was then annualized and applied to loan pools specified above. Also during the three months ended March 31, 2012, the Company isolated a segment of the loan portfolio, residential non-owner occupied loans, to perform more detailed analysis for potential losses.

A two year look back period of charge-off experience is considered to more reasonably approximate current loss exposure within the portfolio. The Company has experienced net recoveries, rather than net charge-offs, during the three and six months ended March 31, 2012. The assumption that this favorable loss experience trend would continue going forward was determined to be aggressive in terms of assessing adequacy of loan loss reserves.

As mentioned above, we also employed a more detailed approach in reviewing residential non-owner occupied loans during the three months ended March 31, 2012. Loss rates for this category have been noticeably higher than other types of loans. Additionally, geographic concentration is considered to be more of a risk factor for this type of product. Loans within this category are segregated by internal risk ratings, with higher reserves allocated as risk ratings reflect more potential for loss.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans for the six months ended March 31, 2011 are as follows:

Allowance for Loan Losses

For the six months ended March 31, 2011

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Six Months ended March 31, 2011
Allowance for loan losses:
Beginning Balance	$179	$5,380	$906	$108	$61	$—	$6,634
Charge-Offs	(73)	(2,091)	(284)	—	(26)	—	(2,474)
Recoveries	—	—	—	—	46	—	46
Provisions	1,375	(607)	(38)	151	(81)	—	800

Ending Balance	$1,481	$2,682	$584	$259	$—	$—	$5,006

Three Months ended March 31, 2011
Allowance for loan losses:
Beginning Balance	$1,453	$4,850	$780	$87	$—	$—	$7,170
Charge-Offs	—	(1,923)	(265)	—	—	—	(2,188)
Recoveries	—	—	—	—	24	—	24
Provisions	28	(245)	69	172	(24)	—	—

Ending Balance	$1,481	$2,682	$584	$259	$—	$—	$5,006

Balances as of September 30, 2011

Ending balance individually evaluated for impairment	$3,960	$7,636	$10,144	$384	$—	$24	$22,148	(2)

Ending balance collectively evaluated for impairment	$168,132	$140,342	$19,428	$33,531	$1,607	$2,024	$365,064	(2)

Ending Allowance balance for loan individually evaluated for impairment	$818	$213	$261	$88	$—	$—	$1,380

Ending Allowance balance for loans collectively evaluated for impairment	$663	$2,469	$323	$171	$—	$—	$3,626

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The classification of loans as of March 31, 2012 and September 30, 2011 are as follows:

March 31, 2012

(Dollars in thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade

Pass	$138,635	$139,930	$16,298	$33,015	$640	$1,813	$330,331
Special Mention	1,476	5,070	1,334	224	—	—	8,104
Substandard	8,452	4,552	9,052	—	—	—	22,056
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$148,563	$149,552	$26,684	$33,239	$640	$1,813	$360,491	(2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

September 30, 2011

(Dollars in thousands)

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$148,871	$146,336	$19,721	$33,322	$1,009	$1,987	$351,246
Special Mention	5,242	1,121	5,562	109	—	—	12,034
Substandard	3,526	3,974	4,094	218	—	20	11,832
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$157,639	$151,431	$29,377	$33,649	$1,009	$2,007	$375,112	(2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses

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

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers, hospitality, and commercial and industrial buildings. Such loans generally range in size from $100,000 to $5 million. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of 5 to 10 years and with amortizations of up to 30 years.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, typically with interest rate floors for terms of up to six years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Impaired loans for the six months ended March 31, 2012.

	Impaired Loans As of March 31, 2012 (Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan (1)	$5,570	$5,581	$—
Commercial Loans	3,872	3,874	—
Construction Loans	6,254	6,255	—
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$15,696	$15,710	$—

Loans with specific allowance recorded:
Residential Loans (1)	$1,830	$1,833	$608
Commercial Loans	291	292	83
Construction Loans	2,501	2,501	313
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$4,622	$4,626	$1,004

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended March 31, 2012 and 2011

	Three Month Ended March 31, 2012		Six Month Ended March 31, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loan (1)	$5,581	$63	$5,582	$128
Commercial Loans	3,879	22	3,871	26
Construction Loans	6,461	58	6,461	135
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$15,921	$143	$15,914	$289

Loans with specific allowance recorded:
Residential Loans (1)	$1,836	$10	$1,837	$17
Commercial Loans	293	—	247	—
Construction Loans	2,501	6	2,548	11
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$4,630	$16	$4,632	$28

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Impaired loans for the six months ended September 30, 2011.

	Impaired Loans As of September 30, 2011 (Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan (1)	$6,127	$6,116	$—
Commercial Loans	5,064	5,065	—
Construction Loans	1,840	1,840	—
Home Equity Loans	80	80	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$13,111	$13,101	$—

Loans with specific allowance recorded:
Residential Loans (1)	$1,523	$1,519	$566
Commercial Loans	298	296	88
Construction Loans	2,694	2,694	451
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	20	20	20

Total	$4,535	$4,529	$1,125

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Impaired loans for the six months ended March 31, 2012.

	Three Month Ended March 31, 2011		Six Month Ended March 31, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loan (1)	$1,905	$4	$1,898	$5
Commercial Loans	2,367	6	2,368	10
Construction Loans	433	8	433	8
Home Equity Loans	—	—	—	—
Consumer Loans	22	—	21	2
Other Loans	—	—	—	—

Total	$4,727	$18	$4,720	$25

Loans with specific allowance recorded:
Residential Loans (1)	$1,702	$2	$1,703	$4
Commercial Loans	505	15	505	18
Construction Loans	3,438	16	3,574	22
Home Equity Loans	88	—	88	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$5,733	$33	$5,870	$44

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Past due loans as of March 31, 2012 and September 30, 2011 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

As of March 31, 2012

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans (1)	$674	$127	$7,307	$8,108	$140,455	$148,563	$5,049	$—
Commercial Loans	1,177	—	4,174	5,351	144,201	149,552	1,736	—
Construction Loans	2,091	—	8,272	10,363	16,321	26,684	5,608	—
Home Equity Loans	—	—	—	—	33,239	33,239	—	—
Automobile Loans	3	—	—	3	637	640	—	—
Other Loans	—	—	—	—	1,813	1,813	—	—

Total (2)	$3,945	$127	$19,753	$23,825	$336,666	$360,491	$12,393	$—

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2011

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans (1)	$725	$254	$7,635	$8,614	$149,025	$157,639	$5,853	$—
Commercial Loans	242	1,387	5,361	6,990	144,441	151,431	215	—
Construction Loans	—	2,717	4,534	7,251	22,126	29,377	1,840	—
Home Equity Loans	63	—	80	143	33,506	33,649	—	—
Automobile Loans	12	—	—	12	997	1,009	—	—
Other Loans	1	—	20	21	1,986	2,007	—	—

Total (2)	$1,043	$4,358	$17,630	$23,031	$352,081	$375,112	$7,908	$—

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

Troubled Debt Restructurings (TDRs) are placed on nonaccrual status when loan modifications take place. The interest component of subsequent payment receipts is recognized as income on a cash basis. TDRs are removed from nonaccrual status after performing in accordance with modified terms for a sustained period.

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

Charge-off Policies

The Company’s loan charge-off policies are as follows:

When loans begin to demonstrate collectability issues the Bank performs an analysis to determine if a loss is expected. Loans are generally charged down to the fair value of collateral securing the asset, less estimated cost to sell, when management judges the asset to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, the asset has been classified as loss by either the internal loan review process or external examiners, or when the borrower has filed bankruptcy and the loss becomes evident based on a lack of assets.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

BCSB BANCORP, INC. AND SUBSIDIARIES

Loans on Nonaccrual Status

(Dollars in Thousands)

	March 31, 2012		September 30, 2011
With no related allowance recorded:
Residential Loans (1)	$5,581		$6,116
Commercial Loans	3,882		5,065
Construction Loans	6,255		1,840
Home Equity Loans	—		80
Automobile Loans	—		—
Other Loans	—		—

	$15,718		$13,101

With an allowance recorded:
Residential Loans (1)	$1,726		$1,519
Commercial Loans	292		296
Construction Loans	2,017		2,694
Home Equity Loans	0		—
Automobile Loans	0		—
Other Loans	0		20

	$4,035		$4,529

Total Nonaccrual Loans	$19,753	(2)	$17,630	(2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Includes Troubled Debt Restructurings of $8.3 million at March 31, 2012 and $8.6 million at September 30, 2011, respectively, which were current in terms of restructured payments but accounted for on a non-accrual basis.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

Modifications

As of and for the six months ended March 31,

	2012			2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments

Troubled Debt Restructurings
Residential-Prime	1	$90	$77	4	$542	$529
Residential-Subprime	—	—	—	—	—	—
Commercial	4	2,426	2,409	2	435	407
Construction	—	—	—	2	2,872	2,698
Consumer-Other	—	—	—	1	23	22
Finance leases	—	—	—	—	—	—

	Number of Contracts	Recorded Investments	Number of Contracts	Recorded Investments

Troubled Debt Restructurings
That Subsequently Defaulted
Residential-Prime	—	—	—	—
Residential-Subprime	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Consumer-Other	—	—	—	—
Finance leases	—	—	—	—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for six and three month periods ended March 31, 2012 and 2011, respectively, are as follows:

	000000	000000	000000	000000	000000	000000
	For the Six Months Ended March 31,
	2012			2011
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$1,036	3,102	$.34	$233	3,083	$.08
Less preferred dividend	—	—	—	(573)	3,083	(.19)

Income available to common shareholders	$1,036	3,102	$.34	$(340)	3,083	$(.11)

Diluted EPS
Net Income	$1,036	3,102	$.34	$(340)	3,083	$(.11)
Effect of dilutive shares	—	75	(.01)	—	—	—

Income available to common shareholders plus assumed conversions	$1,036	3,177	$.33	$(340)	3,083	$(.11)

	000000	000000	000000	000000	000000	000000
	For the Three Months Ended March 31,
	2012			2011
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$574	3,101	$.19	$188	3,096	$.06
Less preferred dividend	—	—	—	(417)	3,096	(.14)

Income available to common shareholders	$574	3,101	$.19	$(229)	3,096	$(.08)

Diluted EPS
Net Income	$574	—	$.19	$(229)	3,096	$(.08)
Effect of dilutive shares	—	97	(.01)	—	—	—

Income available to common shareholders plus assumed conversions	$574	3,198	$.18	$(229)	3,096	$(.08)

Options to purchase 60,454 shares and 53,777 shares which were outstanding at March 31, 2012 and March 31, 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Regulatory Capital

The following table sets forth the Bank’s capital position at March 31, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$64,038	10.15%	$25,235	4.00%	$31,544	5.00%
Tier 1 risk based capital ratio (2)	64,038	16.50	15,528	4.00	19,410	6.00
Total risk based capital ratio (2)	68,472	17.64	31,056	8.00	38,820	10.00

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Regulatory Capital - continued

The following table sets forth BCSB Bancorp Inc.’s capital position at March 31, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$51,913	8.20%	$25,338	4.00%	$31,673	5.00%
Tier 1 risk based capital ratio (2)	51,913	13.25	15,667	4.00	23,500	6.00
Total risk based capital ratio (2)	56,347	14.39	31,333	8.00	39,167	10.00

(1)	To average total assets
(2)	To risk-weighted assets

Note 11 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted under the 1999 Plan during the year ended September 30, 2007, 22,193 options granted under the 1999 Plan during the year ended September 30, 2008 and 11,796 options granted under the 1999 Plan during the year ended September 30, 2009. No options were granted under the 1999 Plan during the years ended September 30, 2003 through 2006. Also, there were no options granted under the 1999 Plan during the years ended September 30, 2011 and 2010, or during the six months ended March 31, 2012.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the 2009 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 177,930 options granted under the 2009 Plan during the six months ended March 31, 2011 and 15,052 options granted under the 2009 Plan during the six months ended March 31, 2012.

The following table summarizes the shares under the Company’s outstanding stock options at March 31, 2012:

Number of Shares	Price	Weighted Average Contractual Life (Years)

29,610	$21.61	.6
10,528	28.41	5.0
5,264	17.95	6.0
22,193	11.61	6.0
11,296	8.25	7.5
176,320	10.29	8.8
15,052	13.74	10.0

The total exercisable shares of 116,095 have a weighted average contractual life of 5.4 years, and an aggregate intrinsic value of $197,825.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans - continued

The following table presents the activity related to options under all plans for the six months ended March 31, 2012.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	255,211	$12.53
Options exercised	—	—
Forfeited	—	—
Granted	15,052	13.74

Outstanding at March 31, 2012	270,263	$12.60

Exercisable at March 31, 2012	116,095	$15.25

During the six months ended March 31, 2012 there were 15,052 stock options granted. During the six months ended March 31, 2011 there were 177,930 options granted. Option expense recognized during the six month periods ended March 31, 2012 and March 31, 2011 was $99,894 and $102,000, respectively. As of March 31, 2012, $489,217 of total unrecognized pretax expense related to stock options is expected to be recognized from April 1, 2012 through March 31, 2016.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Recent Accounting Pronouncements

In April, 2011, the FASB issued ASU No. 2011 -03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011 -03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2012 -03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2012 -03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended March 31, 2012. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012 and is not expected to have a material impact on the Company’s statements of income and condition.

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

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

Note 13 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $381,000 of standby letters of credit as of March 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2012 for guarantees under standby letters of credit issued is not considered to be material.

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

GAAP establishes a six-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The six levels are defined as follows:

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

There were no transfers between levels during the six months ended March 31, 2012. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of March 31, 2012 and September 30, 2011 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At March 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3	Total changes In fair values Included in Period Earnings
Loans available for sale	$991	$—	$991	$—	$—
Equity Investments	100	—	100	—	—
Corporate Bonds available for sale	4,244	—	4,244	—	—
GNMA certificates available for sale	3,468	—	3,468	—	—
FNMA certificates available for sale	14,605	—	14,605	—	—
FHLMC certificates available for sale	7,322	—	7,322	—	—
Private label collateralized mortgage obligations available for sale	10,468	—	10,468	—	—
Collateralized mortgage obligations available for sale	149,558	—	149,558	—	—

	$190,756	$—	$190,756	$—	$—

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

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Fair Value Measurements - continued

Foreclosed Real Estate and Repossessed Assets

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less estimated costs to sell. There was $673,000 in foreclosed real estate at March 31, 2012.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

	00000000	00000000	00000000	00000000
At March 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$6,806	$—	$—	$6,806
Impaired Commercial and Lease Loans	4,083	—	—	4,083
Impaired Construction Loans	8,443	—	—	8,443
Impaired Consumer Loans	—	—	—	—
Foreclosed Real Estate and Repossessed Assets	673	—	—	673

Total	$20,005	$—	$—	$20,005

	00000000	00000000	00000000	00000000
At September 30, 2011
($ in thousands)	Total	Level 1	Levels 2	Level 3
Impaired Residential Loans	$7,149	$—	$—	$7,149
Impaired Commercial and Lease Loans	5,273	—	—	5,273
Impaired Construction Loans	4,083	—	—	4,083
Impaired Consumer Loans	20	—	—	20
Foreclosed Real Estate and Repossessed Assets	2,999	—	—	2,999

Total	$19,524	$—	$—	$19,524

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows:

Fair Value Measurement

(dollars in thousands)	Carry Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2012
Financial Assets
Cash	$7,571	$7,571	$7,571	$		$
Interest-bearing deposits in other banks	11,392	11,392	11,392
Federal Funds sold	40,456	40,456	40,456
Investment securities available for sale	4,344	4,344			4,344

Loan Receivable
Mortgage Loans	346,609	366,230					366,230
Share Loans	298	298					298
Consumer Loans	2,160	1,756					1,756
Mortgage-backed securities-Available for Sale	185,421	185,421			185,421
Federal Home Loan Bank of Atlanta Stock	1,051	1,051	1,051
Federal Reserve Bank Stock	1,273	1,273	1,273
Bank owned life insurance	16,587	16,587	16,587
Accrued interest receivable	1,850	1,850			1,850
Mortgage servicing rights	77	77					77

Financial Liabilities
Deposits	$561,833	$563,494			563,494
Junior Subordinated Debt	17,011	17,011			17,011
Accrued interest payable	139	139			139

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows:

Fair Value Measurement

(dollars in thousands)	Carry Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)

September 30, 2011
Financial Assets
Cash	$8,139	$8,139	$8,139	$		$
Interest-bearing deposits in other banks	12,839	12,839	12,839
Federal Funds sold	39,130	39,130	39,130
Investment securities available for sale	6,919	6,919			6,919

Loan Receivable
Mortgage Loans	361,826	381,140					381,140
Share Loans	337	337					337
Consumer Loans	2,680	2.588					2,588
Mortgage-backed securities-Available for Sale	150,879	150,879			150,879
Federal Home Loan Bank of Atlanta Stock	1,124	1,124	1,124
Federal Reserve Bank Stock	—	—
Bank owned life insurance	16,228	16,228	16,228
Accrued interest receivable	2,129	2,129			2,129
Mortgage servicing rights	110	110					110

Financial Liabilities
Deposits	$550,014	$552,597			552,597
Junior Subordinated Debt	17,011	17,011			17,011
Accrued interest payable	86	86			86

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Impaired loans are reviewed individually for potential loss. In instances where loan balances exceed estimated realizable values, specific loss allocations are identified.

Under our methodology for calculating the allowance for loan losses, loss rates are determined for the following loan pools: construction, residential owner occupied, residential non-owner occupied, home equity loans, loan acquisition and development, secured commercial loans, unsecured commercial loans, leases and consumer loans. Loss rates are then applied to loan balances of these portfolio segments exclusive of loans with specific loss allocations that were reviewed individually. This methodology provides an in-depth analysis of the Bank’s portfolio and reflects the probable inherent losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis.

During the three months ended March 31, 2012, we modified our loss reserve assessment approach to expand analysis of loss rates from a period of the previous one year to the prior two years on a rolling quarter-to-quarter basis. The result was then annualized and applied to loan pools specified above. Also during the three months ended March 31, 2012, the Company isolated a segment of the loan portfolio, residential non-owner occupied loans, to perform more detailed analysis for potential losses.

A two year look back period of charge-off experience is considered to more reasonably approximate current loss exposure within the portfolio. The Company has experienced net recoveries, rather than net charge-offs, during the three and six months ended March 31, 2012. Assumption that this favorable loss experience trend would continue going forward was determined to be aggressive in terms of assessing adequacy of loan loss reserves.

As mentioned above, we also employed a more detailed approach in reviewing residential non-owner occupied loans during the three months ended March 31, 2012. Loss rates for this category have been noticeably higher than other types of loans. Additionally, geographic concentration is considered to be more of a risk factor for this type of product. Loans within this category are segregated by internal risk ratings, with higher reserves allocated as risk ratings reflect more potential for loss.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

During the six months ended March 31, 2012, assets increased by $14.5 million, or 2.3%, from $624.8 million at September 30, 2011 to $639.4 million at March 31, 2012. During the six months ended March 31, 2012 investment securities decreased by $2.6 million, or 37.2% from $6.9 million at September 30, 2011 to $4.3 million at March 31, 2012 due to maturity of certain government agency bonds. Net loans receivable decreased $16.8 million, or 4.6%, from $364.8 million at September 30, 2011 to $348.1 million at March 31, 2012. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. During this low rate environment the Company has employed a strategy of selling most residential loans into the secondary loan market. The reduction in residential loans combined with a decline in demand for other lending products is the primary reason for the decrease in our loan portfolio. Mortgage-backed securities available for sale increased by $34.5 million, or 22.9%, from $150.9 million at September 30, 2011 to $185.4 million at March 31, 2012 due primarily to security purchases made during the six months ended March 31, 2012 in order to deploy available liquidity from the declining loan portfolio coupled with an increase in deposits. At March 31, 2012, all mortgage-backed securities were classified as available for sale for liquidity purposes.

Deposits increased by $11.8 million, or 2.1%, from $550.0 million at September 30, 2011 to $561.8 million at March 31, 2012. The Bank has been successful in attracting new transaction account deposits, which decreases the overall cost for funds.

Stockholders’ equity increased by $1.2 million, or 2.3%, from $51.9 million at September 30, 2011 to $53.2 million at March 31, 2012. This increase was due primarily to net income of more than $1.0 million during the period.

Comparison of Operating Results for the Six Months Ended March 31, 2012 and 2011

Net Income. Net income (loss) available to common shareholders was $1.0 million for the six months ended March 31, 2012 and $(340,000) for the six months ended March 31, 2011. This increase in income was primarily due to a variety of factors, including increased net interest income, reduced provision for losses on loans, gains on sale of repossessed assets, reduced non-interest expenses and the elimination during 2012 of preferred stock dividends and discount accretion as compared with the prior fiscal year.

Net Interest Income. Net interest income increased by $511,000, or 5.7%, from $9.0 million for the six months ended March 31, 2011 to $9.5 million for the six months ended March 31, 2012. The increase in net interest income primarily was due to higher average balances on mortgage-backed securities and a declining cost of funds rate on the deposit portfolio. These increases were partially offset by a decrease in interest and fees on loans.

Interest Income. Interest income decreased by $255,000, or 1.9% from $13.5 million for the six months ended March 31, 2011 to $13.2 million for the six months ended March 31, 2012. Interest and fees on loans decreased by $891,000, or 7.6%, from $11.7 million for the six months ended March 31, 2011 to $10.8 million for the six months ended March 31, 2012. This was primarily due to lower average balances on loans. Average loans declined by $27.6 million during the six months ended March 31, 2012 as compared to the same period in 2011. This decline was partially offset by an increase in interest on mortgage-backed securities of $698,000, or 47.1% from $1.5 million for the six months ended March 31, 2011 to $2.2 million for the six months ended March 31, 2012. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $91.2 million, from $71.5 million during the six months ended March 31, 2011 to $162.7 million during the six months ended March 31, 2012. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $4.4 million for the six months ended March 31, 2011 to $3.7 million for the six months ended March 31, 2012, a decrease of $766,000 or 17.2%. Interest on deposits decreased $778,000, or 18.8%, from $4.1 million for the six months ended March 31, 2011 to $3.4 million for the six months ended March 31, 2012. This decrease was due to the decrease in the average cost of deposits of 32 basis points from 1.53% for the six months ended March 31, 2011 to 1.21% for the six months ended March 31, 2012. This decrease in interest expense was partially offset by an increase in the average balance of deposits of $16.1 million, or 3.0%, from $541.4 million for the six months ended March 31, 2011 to $557.5 million for the six months ended March 31, 2012.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2012 and 2011. Total average assets are computed using month-end balances.

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

	For the Six Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$356,503	$10,782	6.05%	$384,145	$11,673	6.08%
Mortgage-backed securities	162,759	2,179	2.68	71,545	1,481	4.14
FHLB stock and Investment securities	7,426	184	4.96	13,576	187	2.75
Other interest earning assets	60,427	70	.23	104,861	129	.25

Total Interest-earning assets	587,115	13,215	4.50	574,127	13,470	4.69
Bank Owned Life Insurance	16,370			15,802
Noninterest-earning assets	31,062			30,717

Total assets	$634,547			$620,646

Interest-bearing liabilities:
Deposits	$557,500	$3,365	1.21%	$541,441	$4,143	1.53%
Junior Subordinated Debentures	17,011	319	3.75	17,011	307	3.61
Other liabilities	1,175	—	—	1,033	—	—

Total interest-bearing liabilities	575,686	3,684	1.28	559,485	4,450	1.59

Noninterest-bearing liabilities	6,559			5,172

Total liabilities	582,245			564,657
Stockholders’ Equity	52,302			55,989

Total liabilities and stockholders’ equity	$634,547			$620,646

Net interest income		$9,531			$9,020

Interest rate spread			3.22%			3.10%

Net interest margin			3.25%			3.14%

Ratio average interest earning assets/interest-bearing liabilities			101.99%			102.62%

(1)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

	For Six Months Ended March 31,
	2012 Vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(836)	$(58)	$3	$(891)
Mortgage-backed securities	1,886	(522)	(666)	698
Investment securities	(84)	149	(68)	(3)
Other interest-earning assets	(53)	(10)	4	(59)

Total interest-earning assets	913	(441)	(727)	(255)

Interest expense:
Deposits	123	(875)	(26)	(778)
Junior Subordinated Debentures	—	12	—	12

Total interest-bearing liabilities	123	(863)	(26)	(766)

Change in net interest income	$790	$422	$(701)	$511

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $600,000 provision for losses on loans during the six months ended March 31, 2012 as compared to a provision of $800,000 for the six months ended March 31, 2011. The decrease in loan loss provisions during the six months ended March 31, 2012 as compared to March 31, 2011 was primarily due to a decline in loan charge-offs during the six months ended March 31, 2012. Nonperforming loans were $21.2 million at March 31, 2012 versus $18.3 million at September 30, 2011. Loan charge-offs for the six months ended March 31, 2012 were $19,000 as compared to $2.5 million for the six months ended March 31, 2011.Loan recoveries were $29,000 for the six months ended March 31, 2012 compared to $46,000 for the six months ended March 31, 2011. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $289,000, or 21.8%, from $1.3 million for the six months ended March 31, 2011 to $1.6 million for the six months ended March 31, 2012. The increase in other income for the six months ended March 31, 2012 was primarily attributable to an increase in gains on sale of repossessed assets of $395,000, from $7,000 for the six months ended March 31, 2011 to $402,000 for the six months ended March 31, 2012. Mortgage Banking Operations increased by $42,000, or 120.0% from $35,000 for the six months ended March 31, 2011 to $77,000 for the six months ended March 31, 2012. Income from Bank Owned Life Insurance also increased by $35,000, or 10.8% from $324,000 for the six months ended March 31, 2011 to $359,000 for the six months ended March 31, 2012. These increases were partially offset by a decrease of $183,000, or 28.2%, in miscellaneous income due to lower commissions from investment sales from $650,000 for the six months ended March 31, 2011, to $467,000 for the six months ended March 31, 2012.

Non-interest Expenses. Total non-interest expenses decreased by $346,000, or 3.7%, from $9.3 million for the six months ended March 31, 2011 to $9.0 million for the six months ended March 31, 2012. This overall decline was due to decreases in several expense categories compared to the corresponding period of the prior year, including Occupancy, Data Processing, FDIC premiums, Property and equipment, Professional fees, Advertising and Other expenses. The Company has successfully implemented a variety of expense reduction initiatives that have favorably impacted operating expenses. Occupancy expense decreased by $133,000, or 10.4% from $1.3 million for the six months ended March 31, 2011 to $1.1 million for the six months ended March 31, 2012. Subsequent to March 31, 2011, the Company closed one branch office and purchased another branch office that was previously leased. Both of these events helped to reduce occupancy costs. Data Processing expenses decreased by $222,000, or 24.7% from $900,000 for the six months ended March 31, 2011 to $678,000 for the six months ended March 31, 2012. The Company has benefited from terms of a renewed service agreement with its primary third party data processor. Federal Insurance premiums decreased by $173,000, or 32.5% from $533,000 for the six months ended March 31, 2011 to $360,000 for the six months ended March 31, 2012. FDIC insurance premiums have declined as a result of the agency’s revised assessment formulas. Property and equipment expense decreased by $76,000, or 22.1%, from $344,000 for the six months ended March 31, 2011 to $268,000 for the six months ended March 31, 2012, primarily due to reduced depreciation expense as certain capitalized fixed assets have become fully depreciated. Professional fees decreased $129,000, or 31.5% from $410,000 for the six months ended March 31, 2011 to $281,000 for the six months ended March 31, 2012, primarily due to reduced legal fees. Advertising expense decreased $84,000, or 34.4% from $244,000 for the six months ended March 31, 2011 to $160,000 for the six months ended March 31, 2012. The Company has significantly reduced its marketing budget in comparison with the prior fiscal year…Other expenses decreased $139,000, or 33.7% from $413,000 for the six months ended March 31, 2011 to $274,000 for the six months ended March 31, 2012, primarily due to reductions in a variety of miscellaneous expense items. Decreases in these non-interest expense categories were partially offset by increases in salaries and related expenses and foreclosure and impaired loan expense. Salaries and related benefits increased by $581,000, or 11.8% from $4.9 million for the six months ended March 31, 2011 to $5.5 million for the six months ended March 31, 2012. The increase related primarily to additional personnel and increased benefits costs. Foreclosure and impaired loan expense increased by $30,000, or 30.3% from $99,000 for the six months ended March 31, 2011 to $129,000 for the six months ended March 31, 2012 due to increased activity related to disposition of problem assets.

Income Taxes. Our income tax expense (benefit) was $532,000 and $(11,000) for the six months ended March 31, 2012 and 2011, respectively. The change in income taxes for the six months ended March 31, 2012 as compared to the same period in the prior year was primarily due to increased pretax earnings.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Net Income. Net income (loss) available to common shareholders was $573,000 for the three months ended March 31, 2012 and $(229,000) for the three months ended March 31, 2011. This increase was primarily due to an increase in net interest income, gains on sale of repossessed assets, reduced non-interest expenses and the elimination during 2012 of preferred stock dividends and discount accretion as compared with the prior fiscal year. These increases to income were partially offset by a higher provision for losses on loans during the three months ended March 31, 2012 as compared with the same period in 2011.

Net Interest Income. Net interest income increased by $200,000, or 4.4%, from $4.6 million for the three months ended March 31, 2011 to $4.8 million for the three months ended March 31, 2012. The increase in net interest income primarily was due to higher average balances on mortgage-backed securities and a declining cost of funds rate on the deposit portfolio. These increases were partially offset by a decrease in interest and fees on loans.

Interest Income. Interest income decreased by $151,000, or 2.3% from $6.7 million for the three months ended March 31, 2011 to $6.5 million for the three months ended March 31, 2012. Interest and fees on loans decreased by $474,000, or 8.3%, from $5.7 million for the three months ended March 31, 2011 to $5.3 million for the three months ended March 31, 2012. This was primarily due to lower average balances on loans. Average loans declined by $28.4 million during the three months ended March 31, 2012 as compared to the same period in 2011. This decline was partially offset by an increase in interest on mortgage-backed securities of $366,000, or 48.5% from $755,000 for the three months ended March 31, 2011 to $1.1 million for the three months ended March 31, 2012. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $92.5 million, from $77.9 million during the three months ended March 31, 2011 to $170.4 million during the three months ended March 31, 2012. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $2.1 million for the three months ended March 31, 2011 to $1.8 million for the three months ended March 31, 2012, a decrease of $351,000 or 16.7%. Interest on deposits decreased $361,000, or 18.5%, from $1.9 million for the three months ended March 31, 2011 to $1.6 million for the three months ended March 31, 2012. This decrease was due to the decrease in the average cost of deposits of 30 basis points from 1.44% for the three months ended March 31, 2011 to 1.14% for the three months ended March 31, 2012. This decrease in interest expense was partially offset by an increase in the average balance of deposits of $17.7 million, or 3.3%, from $541.8 million for the three months ended March 31, 2011 to $559.5 million for the three months ended March 31, 2012.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2012 and 2011. Total average assets are computed using month-end balances.

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

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$352,178	$5,267	5.98%	$380,600	$5,741	6.03%
Mortgage-backed securities	170,441	1,121	2.63	77,928	755	3.88
FHLB stock and Investment securities	7,231	91	5.03	12,979	108	3.33
Other interest earning assets	59,805	35	.23	94,123	61	.26

Total Interest-earning assets	589,655	6,514	4.42	565,630	6,665	4.71
Bank Owned Life Insurance	16,457			15,891
Noninterest-earning assets	29,481			35,251

Total assets	$635,593			$616,772

Interest-bearing liabilities:
Deposits	$559,487	$1,591	1.14%	$541,832	$1,952	1.44%
Junior Subordinated Debentures	17,011	162	3.81	17,011	152	3.57
Other liabilities	1,511	—	—	1,033	—	—

Total interest-bearing liabilities	578,009	1,753	1.21	559,876	2,104	1.50

Noninterest-bearing liabilities	4,968			6,518

Total liabilities	582,977			566,394
Stockholders’ Equity	52,616			50,378

Total liabilities and stockholders’ equity	$635,593			$616,772

Net interest income		$4,761			$4,561

Interest rate spread			3.21%			3.21%

Net interest margin			3.23%			3.23%

Ratio average interest earning assets/interest-bearing liabilities			102.01%			101.03%

(1)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

	For Three Months Ended March 31,
	2012 Vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)

Interest income:
Loans receivable, net	$(429)	$(48)	$3	$(474)
Mortgage-backed securities	897	(243)	(288)	366
Investment securities	(47)	55	(25)	(17)
Other interest-earning assets	(22)	(7)	3	(26)

Total interest-earning assets	399	(243)	(307)	(151)

Interest expense:
Deposits	63	(411)	(13)	(361)
Junior Subordinated Debentures	—	10	—	10

Total interest-bearing liabilities	63	(401)	(13)	(351)

Change in net interest income	$336	$158	$(294)	$200

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $300,000 provision for losses on loans during the three months ended March 31, 2012 as compared to a provision of $0 for the three months ended March 31, 2011. No loan loss provisions were recorded during the three months ended March 31, 2011 as a result of the Bank’s loan loss reserve assessment. The analysis prepared during that period indicated that existing loans loss reserves were adequate based upon estimated exposure. Nonperforming assets have increased since that time, supporting increases to loan loss reserves. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $529,000, or 97.6%, from $542,000 for the three months ended March 31, 2011 to $1.1 million for the three months ended March 31, 2012. The increase in other income for the three months ended March 31, 2012 was primarily attributable to $345,000 in gains on sale of repossessed assets as compared to $0 for the three months ended March 31, 2011. Income from Bank Owned Life Insurance increased by $89,000, or 54.3% from $164,000 for the three months ended March 31, 2011 to $253,000 for the three months ended March 31, 2012. Miscellaneous other income also increased $48,000, or 21.8% from $220,000 for the three months ended March 31, 2011 to $268,000 for the three months ended March 31, 2012.

Non-interest Expenses. Total non-interest expenses decreased by $206,000, or 4.2%, from $4.9 million for the three months ended March 31, 2011 to $4.7 million for the three months ended March 31, 2012. This overall decline was due to decreases in several expense categories compared to the corresponding period of the prior year, including Occupancy, Data Processing, FDIC premiums, Property and Equipment, Professional fees and Other expenses. The Company has successfully implemented a variety of expense reduction initiatives that have favorably impacted operating expenses. Occupancy expense decreased by $88,000, or 13.3% from $662,000 for the three months ended March 31, 2011 to $574,000 for the three months ended March 31, 2012. Subsequent to March 31, 2011, the Company closed one branch office and purchased another branch office that was previously leased. Both of these events helped to reduce occupancy costs. Data Processing expenses decreased by $142,000, or 31.3% from $453,000 for the three months ended March 31, 2011 to $311,000 for the three months ended March 31, 2012. The Company has benefited from terms of a renewed service agreement with its primary third party data processor. Federal Insurance premiums decreased by $135,000, or 48.2% from $280,000 for the three months ended March 31, 2011 to $145,000 for the three months ended March 31, 2012. FDIC insurance premiums have declined as a result of the agency’s revised assessment formulas. Property and equipment expense decreased by $31,000, or 18.1%, from $171,000 for the three months ended March 31, 2011 to $140,000 for the three months ended March 31, 2012, primarily due to reduced depreciation expense as certain capitalized fixed assets have become fully depreciated. Professional fees decreased $117,000, or 48.1% from $243,000 for the three months ended March 31, 2011 to $126,000 for the three months ended March 31, 2012, primarily due to reduced legal fees. Other expenses also decreased by $139,000, or 47.4% from $293,000 for the three months ended March 31, 2011 to $154,000 for the three months ended March 31, 2012, primarily due to reductions in a variety of miscellaneous expense items.

Decreases in these non-interest expense categories were partially offset by an increase in Salaries and related expenses. Salaries and related expenses increased by $464,000, or 18.4% from $2.5 million for the three months ended March 31, 2011 to $3.0 million for the three months ended March 31, 2012. The increase related primarily to additional personnel and increased benefits costs.

Income Taxes. Our income tax expense was $295,000 and $46,000 for the three months ended March 31, 2012 and 2011, respectively. The change in income taxes for the three months ended March 31, 2012 as compared to the same period in the prior year was primarily due to increased pretax earnings.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At March 31, 2012	At September 30, 2011
	(In thousands)

Commitments to originate new loans	$1,929	$6,592
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	33,628	33,831
Commercial letters of credit	381	401

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

Asset Quality

At March 31, 2012, we had $21.8 million in non-performing assets, consisting of nonaccrual loans, accruing troubled debt restructurings and repossessed assets representing 3.42% of total assets. At September 30, 2011 non-performing assets were $21.3 million or 3.41% of assets. Our net charge-offs (recoveries) for the six months ended March 31, 2012 and March 31, 2011 were $(10,000) and $2.4 million, respectively. Our allowance for loan losses was $5.4 million at March 31, 2012 compared to $4.8 million at September 30, 2011.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2012	At September 30, 2011
	(In thousands)
Nonperforming loans:
Nonaccrual loans (1):
Single family residential	$259	$1,048
Single family rental property	7,048	6,667
Commercial real estate	4,166	5,097
Construction	8,272	4,534
Commercial leases	8	50
Commercial lines of credit	—	214
Consumer Loans	—	20

Total nonaccrual loans	19,753	17,630
Loans 90 days past due and accruing	—	—
Accruing Troubled Debt Restructurings	1,418	656

Total non-performing loans	21,171	18,286
Foreclosed Real Estate	673	2,999

Total nonperforming assets	$21,844	$21,285

Nonperforming loans to loans receivable	6.08%	5.01%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	6.26%	5.79%
Nonperforming assets to total assets	3.42%	3.41%
Loans modified in Troubled Debt Restructuring	$11,150	$8,665

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at March 31, 2012 are $9.7 million in Troubled Debt Restructurings, $8.3 million of which were current. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period. As of March 31, 2012, the Company had a total of $11.1 million in Troubled Debt Restructurings.

As presented in the above table, nonaccrual construction loans at March 31, 2012 increased by $3.7 million over nonaccrual construction loans as of September 30, 2011. This increase is primarily attributable to one borrower relationship consisting of two development projects. The borrower, although current on all loans to the Bank at March 31, 2012, is experiencing financial difficulty and collection of timely payments in the future is considered questionable. Based upon these circumstances, management placed the loan on non-accrual status and will only recognize interest income as payments are actually received.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Six Months Ended March 31
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$4,768	$6,634

Loans charged-off:
Real estate mortgages:
Single-family residential	(11)	(73)
Commercial	—	(2,091)
Construction	—	(284)
Commercial Leases	—	—
Consumer	(8)	(26)

Total charge-offs	(19)	(2,474)

Recoveries
Real estate mortgage:
Single-family residential	—	—
Commercial	—	—
Construction	—	—
Commercial leases	—	—
Consumer	29	46

Total recoveries	29	46
Net loans recovered (charged-off)	10	(2,428)
Provision for loan losses	600	800

Balance at end of period	$5,378	$5,006

Ratio of net charge-offs (annualized) to average loans outstanding during the period	.00%	.63%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2012, the Company had $31.4 million in classified assets, consisting of $22.1 million in substandard loans, $8.7 million in substandard CMO’s, and $673,000 in foreclosed property. At September 30, 2011, the Company had $23.8 million in classified assets consisting of $11.9 million in substandard loans, $8.9 million in substandard CMO’s and $3.0 in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At March 31, 2012, we have identified approximately $8.1 million in assets classified as special mention. At September 30, 2011, $12.0 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At March 31, 2012, the Bank and the Company exceeded all of their regulatory minimum capital requirements and are categorized as “well capitalized” under the regulatory framework for prompt corrective action. For information comparing the Bank’s and the Company’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2012 and 2011, the Company had $21.0 million and $22.5 million, respectively, of gross loan originations. During the six months ended March 31, 2012, and 2011 the Company purchased $52.8 and $9.5 million, respectively, in investment securities and mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

The Bank’s average daily liquidity ratio for the month of March was approximately 43%. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than six months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2012, cash, interest-bearing deposits in other banks and federal funds sold were $7.6 million, $11.4 million and $40.5 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $159 million as of March 31, 2012 and has a line of credit with M & T Bank for $5.0 million. The Company has a line of credit with M&T for $2.0 million. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2012 totaled $127.9 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank.

In March 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 4.05% at March 31, 2012. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.40% at March 31, 2012. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $319,000 during the six months ended March 31, 2012 and $307,000 during the six months ended March 31, 2011.

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

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011 . As of March 31, 2012, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011. As of March 31, 2012, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (3)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (4)

4.3	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (4)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (4)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated December 31, 2002 (5)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (5)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated September 30, 2003 (5)

4.8	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.7) (5)

10.1	Baltimore County Savings Bank Supplemental Executive Retirement Plan, as amended and restated

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidate Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(4)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 23, 2008 (File No. 0-53163).
(5)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: May 11, 2012	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2012	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)