Form 10-Q
period 2012-06-30
BCSB Bancorp Inc.
filed 2012-08-14
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012 the issuer had 3,188,665 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2012	September 30, 2011
	(dollars in thousands except per share data)
Assets
Cash	$6,978	$8,139
Interest bearing deposits in other banks	11,471	12,839
Federal funds sold	42,891	39,130

Cash and cash equivalents	61,340	60,108

Investment securities, available for sale	4,520	6,919
Loans available for sale	137	—
Loans receivable, net of allowances of ($5,249) and ($4,768)	340,360	364,843
Mortgage-backed securities, available for sale	194,552	150,879
Foreclosed real estate	1,457	2,999
Premises and equipment, net	10,591	9,932
Federal Home Loan Bank of Atlanta stock, at cost	979	1,124
Federal Reserve Bank stock, at cost	1,333	—
Bank owned life insurance	16,692	16,228
Accrued interest and other assets	10,409	11,824

Total assets	$642,370	$624,856

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$35,674	$30,121
Interest-bearing	527,879	519,893

Total deposits	563,553	550,014
Junior subordinated debentures	17,011	17,011
Other liabilities	8,430	5,872

Total liabilities	588,994	572,897

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,188,665 and 3,192,119 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively)	32	32
Stock warrant	481	481
Additional paid-in capital	39,779	39,510
Obligation under rabbi trust	992	1,014
Retained earnings	13,645	12,241
Accumulated other comprehensive income	267	583
Employee stock ownership plan	(876)	(937)
Stock held by rabbi trust	(944)	(965)

Total stockholders’ equity	53,376	51,959

Total liabilities and stockholders’ equity	$642,370	$624,856

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$15,845	$17,408	$5,063	$5,735
Interest on mortgage backed securities	3,383	2,420	1,204	939
Interest and dividends on investment securities	278	321	94	134
Other interest income	101	178	31	49

Total interest income	19,607	20,327	6,392	6,857

Interest Expense
Interest on deposits	4,869	6,057	1,510	1,914
Other interest expense – debentures	482	456	157	149

Total interest expense	5,351	6,513	1,667	2,063

Net interest income	14,256	13,814	4,725	4,794
Provision for losses on loans	900	800	300	—

Net interest income after provision for losses on loans	13,356	13,014	4,425	4,794

Other Income
Total other-than-temporary impairment charges	(305)	(229)	(305)	(279)
Less: Portion included in other comprehensive income (pre-tax)	55	129	55	179

Net other-than-temporary impairment charges on securities available for sale	(250)	(100)	(250)	(100)
Gain on sale of repossessed assets	448	7	46	—
Mortgage banking operations	94	223	17	55
Fees on transaction accounts	460	465	150	154
Income from bank owned life insurance	464	456	105	132
Miscellaneous income	748	669	281	153

Total other income	1,964	1,720	349	394

Non-Interest Expenses
Salaries and related expense	7,995	7,486	2,472	2,543
Occupancy expense	1,748	1,923	606	648
Federal deposit insurance premiums	477	710	117	176
Data processing expense	998	1,321	320	422
Property and equipment expense	417	468	150	125
Professional fees	373	518	92	108
Advertising	261	354	101	110
Telephone, postage and office supplies	241	244	79	81
Foreclosure and impaired loan expense	193	292	64	292
Other expenses	467	685	191	172

Total non-interest expenses	13,170	14,001	4,192	4,677

Income before income tax expense	2,150	733	582	511
Income tax expense	746	156	214	167

Net income	1,404	577	368	344
Preferred stock dividends and discount accretion	—	(573)	—	—

Net income available to common shareholders	$1,404	$4	$368	$344

Per Share Data:
Basic earnings per share of common stock	$.45	$.00	$.11	$.11

Diluted earnings per share of common stock	$.44	$.00	$.11	$.11

Dividends per common share	$.00	$.00	$.00	$.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Nine Months Ended June 30,
	2012	2011
	( in thousands)
Net income available to common shareholders	$1,404	$4
Other comprehensive income (loss) net of tax:
Unrealized net holding (losses) gains on
Plus: reclassification adjustment for losses net of taxes of $2	6	—
Available-for-sale portfolios, net of tax of $(206) and $124, respectively	(322)	191

Comprehensive income	$1,088	$195

	For the Three Months Ended June 30,
	2012	2011
	( in thousands)
Net income available to common shareholders	$368	$344
Other comprehensive (loss) income, net of tax:
Unrealized net holding (losses) gains on
Plus: reclassification adjustment for losses net of taxes of $2	6	—
Available-for-sale portfolios, net of tax of $(182) and $331, respectively	(286)	508

Comprehensive Income	$88	$852

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$1,404	$577
Adjustments to reconcile net income to net cash provided by operating activities

Loss on sale of mortgage-backed securities	6	—
Other-than-temporary impairment charges on securities available for sale	250	100
Amortization of deferred loan fees, net	(204)	(169)
Non-cash compensation under stock-based benefit plan	350	368
Provision for losses on loans	900	800
Amortization of purchase premiums and discounts, net	644	32
Provision for depreciation	546	521
Loss on disposal of premises and equipment	—	13
Gain on sale of real estate and repossessed assets	(448)	(7)
Increase in cash surrender value of bank owned life insurance	(464)	(456)
Provision for losses on foreclosed real estate	—	292
Decrease in accrued interest and other assets	1,610	1,313
Gain on sale of loans	(119)	(150)
Loans originated for sale	(8,976)	(14,920)
Proceeds from loans sold	8,959	15,280
Increase in other liabilities	992	15
Decease in obligation under Rabbi Trust	(21)	(28)

Net cash provided by operating activities	5,429	3,581

Cash Flows from Investing Activities
Purchase of bank owned life insurance	—	(17)
Purchase of investment securities – available for sale	—	(15,500)
Proceeds from maturities of interest-bearing deposits	—	100
Proceeds from maturities of investment securities – available for sale	2,000	20,000
Net decrease in loans	22,828	19,985
Proceeds from sale of foreclosed real estate	2,951	—
Purchase of mortgage-backed securities – available for sale	(73,870)	(56,896)
Principal collected on mortgage-backed securities	27,959	10,521
Proceeds from sales of mortgage-backed securities	1,225	—
Proceeds from sales of repossessed assets	—	5
Investment in premises and equipment	(1,205)	(387)
Redemption of Federal Home Loan Bank of Atlanta stock	144	188
Purchase of Federal Reserve Bank stock	(1,385)	—
Redemption of Federal Reserve Bank stock	52	—
Increase in accounts payable trade date securities	—	(2,000)

Net cash used by investing activities	(19,301)	(24,001)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Nine Months Ended June 30,
	2012	2011
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$13,539	$19,080
Net increase in advances by borrowers for taxes and insurance	1,565	1,848
Repurchase of preferred stock	—	(10,800)
Dividends paid on preferred stock	—	(241)

Net cash provided (used) by financing activities	15,104	9,887

Increase (decrease) in cash and cash equivalents	1,232	(10,533)
Cash and cash equivalents at beginning of period	60,108	108,899

Cash and cash equivalents at end of period	$61,340	$98,366

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$5,223	$6,525

Income taxes	$—	$513

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to Foreclosed real estate	$960	$3,133

Transfer from Foreclosed real estate to loans	$650	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Principles of Consolidation

BCSB Bancorp, Inc. (the "Company") owns 100% of Baltimore County Savings Bank, and its subsidiaries (the "Bank"). The Bank owns 100% of Ebenezer Road, Inc. and Lyons Properties, LLC. The accompanying consolidated financial statements include the accounts and transactions of these companies on a consolidated basis since the date of inception. All intercompany transactions have been eliminated in the consolidated financial statements. Ebenezer Road, Inc. sells insurance products and Lyons Properties, LLC holds real estate owned through foreclosure or deeds in lieu of foreclosure.

Note 2—Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2012 or any other period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011.

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

Note 3—Organization

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

Note 4—Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5—Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of June 30, 2012 and September 30, 2011.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:

June 30, 2012
Corporate Bonds	$4,880	$—	$(460)	$4,420
Equity Investments	100	—	—	100

	$4,980	$—	$(460)	$4,520

September 30, 2011
US Government and Agency securities	$2,000	1	—	$2,001
Corporate Bonds	4,880	—	(62)	4,818
Equity Investments	100	—	—	100

	$6,980	$1	$(62)	$6,919

There were no sales of available for sale securities during the nine months ended June 30, 2012 or the year ended September 30, 2011.

Below is a schedule of investment securities with unrealized losses as of June 30, 2012 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$3,127	$(373)	$1,293	$(87)	$4,420	$(460)

Total temporarily impaired securities	$3,127	$(373)	1,293	$(87)	$4,420	$(460)

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

At June 30, 2012 and September 30, 2011 the Company had two investment securities in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Mortgage-Backed Securities

The amortized cost and estimated fair values of mortgage-backed securities are as follows as of June 30, 2012 and September 30, 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:

June 30, 2012
GNMA certificates	$3,440	$31	$(23)	$3,448
Private label collateralized mortgage obligations	12,079	2	(2,555)	9,526
Collateralized mortgage obligations	159,204	2,055	(64)	161,195
FNMA certificates	12,690	929	—	13,619
FHLMC participating certificates	6,239	525	—	6,764

	$193,652	$3,542	$(2,642)	$194,552

September 30, 2011
GNMA certificates	$3,510	$37	$—	$3,547
Private label collateralized mortgage obligations	13,956	—	(2,905)	11,051
Collateralized mortgage obligations	108,433	2,139	—	110,572
FNMA certificates	15,512	1,066	—	16,578
FHLMC participating certificates	8,444	687	—	9,131

	$149,855	$3,929	$(2,905)	$150,879

During the nine months ended June 30, 2012 there was one sale of an available for sale mortgage-backed security. The security was sold for $1.2 million with a loss of $6,000. During the fiscal year ended September 30, 2011 there were no sales of available for sale mortgage-backed securities.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Mortgage-Backed Securities-continued

Below is a schedule of mortgage-backed securities with unrealized losses as of June 30, 2012 and September 30, 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	June 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GNMA certificates	$3,236	$(23)	$—	$—	$3,236	$(23)
Private label collateralized mortgage obligations	—	—	7,930	(2,555)	7,930	(2,555)
Collateralized mortgage obligations	19,958	(64)	—	—	19,958	(64)

Total temporarily impaired securities	$23,194	$(87)	$7,930	$(2,555)	$31,124	$(2,642)

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$1,964	$(45)	$9,087	$(2,860)	$11,051	$(2,905)
Collateralized mortgage obligations	—	—	—	—	—	—

Total temporarily impaired securities	$1,964	$(45)	$9,087	$(2,860)	$11,051	$(2,905)

At June 30, 2012 and September 30, 2011 the Company had eleven and nine mortgage-backed securities in unrealized loss positions, respectively.

During the nine months ended June 30, 2012, we determined that, based on our most recent estimate of cash flows, there was an additional other-than-temporary-impairment (“OTTI”) of $250,000. At June 30, 2012, we had $2.5 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $12.1 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.9 million as of September 30, 2011. We recorded other-than-temporary impairment (“OTTI”) charges of $300,000 on these securities during the year ended September 30, 2011and $250,000 for the nine months ended June 30, 2012. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary-impairments, the amount of other-than-temporary-impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following shows the activity in “OTTI” related to credit losses for the nine months ended June 30,

	2012	2011
Balance at Beginning of Period	$400	$100
Additional OTTI taken for credit losses	250	100

Balance at end of Period	$650	$200

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Mortgage-Backed Securities-continued

The Company engages the service of independent third party valuation professionals to analyze the OTTI status of the non-agency mortgage-backed securities. The OTTI methodology is formulated within “FASB ASC.” The valuation is meant to be “Level Three” pursuant to FASB ASC – Topic 820 – Fair Value Measurements and Disclosures. As part of the valuation process and OTTI determination, assumptions related to prepayment, default and loss severity on the collateral supporting the non-agency mortgage-backed securities are input into an industry standard valuation model.

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

In addition, assumptions are based on evaluation of the conditional prepayment rates (CPR) and conditional repayment rates (CRR) over a 1 month, 3 month, 6 month, 1 year and lifetime basis- to the extent these values are provided by the servicer, and forecasts from other industry experts.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7- Disclosures About Credit Quality and the Allowance for Credit Losses on Loans

Loans Receivable

Loans receivable at June 30, 2012 and September 30, 2011 consist of the following:

(in thousands)	June 30, 2012	September 30, 2011
Single-family residential mortgages	$76,777	$92,924
Single-family rental property loans	62,774	64,715
Commercial real estate loans	143,097	142,630
Construction loans	24,280	29,377
Commercial loans secured	310	501
Commercial loans unsecured	62	69
Commercial lease loans	93	312
Commercial lines of credit	9,886	7,919
Automobile loans	549	1,009
Home equity lines of credit	32,945	33,649
Other consumer loans	1,753	2,007

	352,526	375,112

Less – undisbursed portion of loans in process	(6,882)	(5,304)
—unearned interest	(3)	(4)
—deferred loan origination fees and costs	(32)	(193)
—allowance for credit losses on loans	(5,249)	(4,768)

	$340,360	$364,843

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

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

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

During the nine months ended June 30, 2012, we modified our loss reserve assessment approach to expand analysis of loss rates from a period of the previous one year to the prior two years on a rolling quarter-to-quarter basis. The result was then annualized and applied to loan pools specified above. Also during the nine months ended June 30, 2012, the Company isolated a segment of the loan portfolio, residential non-owner occupied loans, to perform more detailed analysis for potential losses.

A two year look back period of charge-off experience is considered to more reasonably approximate current loss exposure within the portfolio. As mentioned above, we also employed a more detailed approach in reviewing residential non-owner occupied loans during the nine months ended June 30, 2012. Loss rates for this category have been noticeably higher than other types of loans. Additionally, geographic concentration is considered to be more of a risk factor for this type of product. Loans within this category are segregated by internal risk ratings, with higher reserves allocated as risk ratings reflect more potential for loss.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the nine and three months ended June 30, 2012 are as follows:

Allowance for Loan Losses

As of and for the nine and three months ended June 30, 2012

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Nine Months ended June 30, 2012
Allowance for loan losses:
Beginning Balance	$1,799	$1,514	$1,267	$168	$—	$20	$4,768
Charge-Offs	(401)	(58)	—	—	—	(8)	(467)
Recoveries	—	3	—	—	29	16	48
Provisions	441	(128)	683	(47)	(29)	(20)	900

Ending Balance	$1,839	$1,331	$1,950	$121	$—	$8	$5,249

Three Months ended June 30, 2012
Allowance for loan losses:
Beginning Balance	$2,397	$1,969	$924	$79	$—	$9	$5,378
Charge-Offs	(390)	(58)	—	—	—	—	(448)
Recoveries	—	3	—	—	—	16	19
Provisions	(168)	(583)	1,026	42	—	(17)	300

Ending Balance	$1,839	$1,331	$1,950	$121	$—	$8	$5,249

Balances as of June 30, 2012

Ending balance individually evaluated for impairment	$9,893	$9,432	$9,350	$124	$2	$—	$28,801	(2)

Ending balance collectively evaluated for impairment	$129,658	$144,016	$14,930	$32,821	$547	$1,753	$323,725	(2)

Ending Allowance balance for loans individually evaluated for impairment	$355	$1,138	$—	$—	$—	$—	$1,493

Ending Allowance balance for loans collectively evaluated for impairment	$1,484	$193	$1,950	$121	$—	$8	$3,756

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the nine and three months ended June 30, 2011 are as follows:

Allowance for Loan Losses

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
Allowance for loan losses:
Beginning Balance	$1,481	$2,682	$584	$259	$—	$—	$5,006
Charge-Offs	(1,005)	(121)	—	—	(2)	(18)	(1,146)
Recoveries	—	—	—	—	16	—	16
Provisions	784	(288)	(412)	(88)	(14)	18	—

Ending Balance	$1,260	$2,273	$172	$171	$—	$—	$3,876

Balances as of September 30, 2011
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

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

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

Special Mention

These credit facilities have potential developing weaknesses that deserve extra attention from management. This classification may be warranted if a developing weakness is evident that is associated with the ability of the borrower to repay. If a developing weakness is not corrected or mitigated, there may be deterioration in the ability of the borrower to repay the bank's debt in the future. This grade should not be assigned to loans that bear certain peculiar risks normally associated with the type of financing involved, unless circumstances have caused the risk to increase to a level higher than would have been acceptable when the credit was originally approved.

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

Doubtful

Loans and other credit extensions classified as doubtful have all the weaknesses inherent in those substandard with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions and values. The probability of some loss is extremely high, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral. Loans in this classification should be placed in non-accrual status, with collections applied to principal on the bank's books.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

The classification of loans as of June 30, 2012 and September 30, 2011 are as follows:

June 30, 2012

(Dollars in thousands)

	Residential Loans (1)	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade

Pass	$129,615	$144,015	$14,930	$32,864	$549	$1,753	$323,726
Special Mention	1,641	4,485	955	81	—	—	7,162
Substandard	8,295	4,948	8,395	—	—	—	21,638
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—

Total	$139,551	$153,448	$24,280	$32,945	$549	$1,753	$352,526	(2)

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

(1)   Includessingle-family residential mortgages and single-family rental properties.

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

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, typically with interest rate floors for terms of up to nine years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk.

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

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

Impaired loans as of June 30, 2012 are as follows:

Impaired Loans

As of June 30, 2012

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan (1)	$5,478	$5,487	$—
Commercial Loans	5,018	5,034	—
Construction Loans	2,605	2,606	—
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$13,101	$13,127	$—

Loans with specific allowance recorded:
Residential Loans (1)	$1,152	$1,152	$355
Commercial Loans	246	247	66
Construction Loans	5,493	5,493	1,072
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$6,891	$6,892	$1,493

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended June 30, 2012:

	Three Months Ended June 30, 2012		Nine Months Ended June 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loans (1)	$5,487	$56	$5,487	$172
Commercial Loans	5,139	39	5,059	100
Construction Loans	2,607	28	2,607	102
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$13,233	$123	$13,153	$374

Loans with specific allowance recorded:
Residential Loans (1)	$1,153	$12	$1,157	$30
Commercial Loans	247	—	247	—
Construction Loans	5,493	32	5,493	95
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$6,893	$44	$6,897	$125

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

Impaired loans as of September 30, 2011 are as follows:.

Impaired Loans

As of September 30, 2011

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loans (1)	$6,127	$6,116	$—
Commercial Loans	5,064	5,065	—
Construction Loans	1,840	1,840	—
Home Equity Loans	80	80	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$13,111	$13,101	$—

Loans with specific allowance recorded:
Residential Loans (1)	$1,523	$1,519	$566
Commercial Loans	298	296	88
Construction Loans	2,694	2,694	451
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	20	20	20

Total	$4,535	$4,529	$1,125

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended June 30, 2011:

	Three Months Ended June 30, 2011		Nine Months Ended June 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loans (1)	$4,152	$206	$6,050	$211
Commercial Loans	774	50	3,575	69
Construction Loans	—	—	—	—
Home Equity Loans	—	—	—	—
Consumer Loans	1	—	22	1
Other Loans	—	—	—	—

Total	$4,927	$256	$9,647	$281

Loans with specific allowance recorded:
Residential Loans (1)	$—	$22	$482	$26
Commercial Loans	986	46	1,491	64
Construction Loans	783	30	2,791	52
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$1,769	$98	$4,764	$142

(1)	Includes single-family residential mortgages and single-family rental properties.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

Past due loans as of June 30, 2012 and September 30, 2011 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

As of June 30, 2012

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans (1)	$702	$127	$7,156	$7,985	$131,566	$139,551	$4,953	$—
Commercial Loans	124	—	4,658	4,782	148,666	153,448	1,725	—
Construction Loans	—	—	7,616	7,616	16,664	24,280	3,712	—
Home Equity Loans	—	—	—	—	32,945	32,945	—	—
Automobile Loans	2	—	—	2	547	549	—	—
Other Loans	—	—	—	—	1,753	1,753	—	—

Total (2)	$828	$127	$19,430	$20,385	$332,141	$352,526	$10,390	$—

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses-.

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2011

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans (1)	$725	$254	$7,635	$8,614	$149,025	$157,639	$5,853	$—
Commercial Loans	242	1,387	5,361	6,990	144,441	151,431	215	—
Construction Loans	—	2,717	4,534	7,251	22,126	29,377	1,840	—
Home Equity Loans	63	—	80	143	33,506	33,649	—	—
Automobile Loans	12	—	—	12	997	1,009	—	—
Other Loans	1	—	20	21	1,986	2,007	—	—

Total (2)	$1,043	$4,358	$17,630	$23,031	$352,081	$375,112	$7,908	$—

(1)	Includes single-family residential mortgages and single-family rental properties.
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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectability of principal and interest. Consumer loans are generally charged-off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged-off, or any expected loss is reserved for when management concludes that they are uncollectible.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

BCSB BANCORP, INC. AND SUBSIDIARIES

Loans on Nonaccrual Status

(Dollars in Thousands)

	June 30, 2012		September 30, 2011
With no related allowance recorded:
Residential Loans (1)	$6,110		$6,116
Commercial Loans	4,411		5,065
Construction Loans	2,606		1,840
Home Equity Loans	—		80
Automobile Loans	—		—
Other Loans	—		—

	$13,127		$13,101

With an allowance recorded:
Residential Loans (1)	$1,046		$1,519
Commercial Loans	247		296
Construction Loans	5,010		2,694
Home Equity Loans	—		—
Automobile Loans	—		—
Other Loans	—		20

	$6,303		$4,529

Total Nonaccrual Loans	$19,430	(2)	$17,630	((2)

(1)	Includes single-family residential mortgages and single-family rental properties.
(2)	Includes Troubled Debt Restructurings of $6.5 million at June 30, 2012 and $8.6 million at September 30, 2011, respectively, which were current in terms of restructured payments but accounted for on a non-accrual basis.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

Modifications

As of and for the nine months ended June 30,

	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Residential- Prime	7	$907	$899	4	$4,271	$4,270
Residential-Subprime	—	—	—	—	—	—
Commercial	5	2,449	2,421	—	—	—
Construction	—	—	—	—	—	—
Consumer-Other	—	—	—	1	23	19
Finance leases	—	—	—	—	—	—

	Number of Contracts	Recorded Investments	Number of Contracts	Recorded Investments
Troubled Debt Restructurings
That Subsequently Defaulted
Residential-Prime	—	—	—	—
Residential-Subprime	—	—	—	—
Commercial	—	—	—	—
Construction	—	—	—	—
Consumer-Other	—	—	—	—
Finance leases	—	—	—	—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8—Earnings Per Share

Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for nine and three month periods ended June 30, 2012 and 2011, respectively, are as follows:

	For the Nine Months Ended June 30,
	2012			2011
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$1,404	3,102	$.45	$577	3,088	$.19
Less preferred dividend	—	—	—	(573)	3,088	(.19)

Income available to common shareholders	$1,404	3,102	$.45	$4	3,088	$—

Diluted EPS
Net Income	$1,404	3,102	$.45	$4	3,088	$—
Effect of dilutive shares	—	86	(.01)	—	75	—

Income available to common shareholders plus assumed conversions	$1,404	3,188	$.44	$4	3,163	$—

	For the Three Months Ended June 30,
	2012			2011
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$368	3,101	$.11	$344	3,098	$.11
Less preferred dividend	—	—	—	—	—	—

Income available to common shareholders	$368	3,101	$.11	$344	3,098	$.11

Diluted EPS
Net Income	$368	3,101	$.11	$344	3,098	$.11
Effect of dilutive shares	—	118	—	—	109	—

Income available to common shareholders plus assumed conversions	$368	3,219	$.11	$344	3,207	$.11

Options to purchase 60,454 shares and 45,402 shares which were outstanding at June 30, 2012 and June 30, 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9— Preferred Stock

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

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in June 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. As a result of the redemption, the Company accelerated the accretion of the remaining discount of approximately $310,000 on the preferred stock and recorded a reduction in retained earnings. The warrant issued to the U.S. Treasury has not been repurchased and remains outstanding.

The warrant is exercisable at $8.83 per share at any time on or before June 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. The relative fair value method was used to allocate the proceeds between the preferred stock and warrants. A discount rate of 12% was used in valuing the preferred stock and the Black-Scholes-Merton option pricing model was used to value the warrants. For further information, see “— Liquidity and Capital Resources.”

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10- Regulatory Capital

The following table sets forth the Bank’s capital position at June 30, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$64,669	10.18%	$25,418	4.00%	$31,773	5.00%
Tier 1 risk based capital ratio (2)	64,669	16.81	15,389	4.00	23,083	6.00
Total risk based capital ratio (2)	68,385	17.78	30,777	8.00	38,472	10.00

(1)	To average total assets
(2)	To risk-weighted assets

The following table sets forth BCSB Bancorp Inc.’s capital position at June 30, 2012.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$52,417	8.25%	$25,427	4.00%	$31,784	5.00%
Tier 1 risk based capital ratio (2)	52,417	13.54	15,482	4.00	23,223	6.00
Total risk based capital ratio (2)	56,133	14.50	30,963	8.00	38,704	10.00

(1) To average total assets

(2) To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11—Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted under the 1999 Plan during the year ended September 30, 2007, 22,193 options granted under the 1999 Plan during the year ended September 30, 2008 and 11,796 options granted under the 1999 Plan during the year ended September 30, 2009. No options were granted under the 1999 Plan during the years ended September 30, 2003 through 2006. Also, there were no options granted under the 1999 Plan during the years ended September 30, 2011 and 2010, or during the nine months ended June 30, 2012.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the 2009 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. In some cases options can be reissued from forfeitures when employees leave the Company. There were 177,930 options granted under the 2009 Plan during the nine months ended June 30, 2011 and 15,052 options granted under the 2009 Plan during the nine months ended June 30, 2012.

The following table summarizes the shares under the Company’s outstanding stock options at June 30, 2012:

Number of Shares	Price	Weighted Average Contractual Life (Years)
10,528	$28.41	4.5
5,264	17.95	5.4
22,193	11.61	5.5
11,296	8.25	7.0
176,320	10.29	8.3
15,052	13.74	9.8

The total exercisable shares of 89,484 have a weighted average contractual life of 6.9 years, and an aggregate intrinsic value of $228,000 as of June 30, 2012.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11—Stock Option Plans-continued

The following table presents the activity related to options under all plans for the nine months ended June 30, 2012.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	255,211	$12.53
Options exercised	—	—
Options Expired	(29,610)	15.20
Granted	15,052	13.74

Outstanding at June 30, 2012	240,653	$11.49

Exercisable at June 30, 2012	89,484	$12.92

During the nine months ended June 30, 2012 there were 15,052 stock options granted. During the nine months ended June 30, 2011 there were 177,930 options granted. Option expense recognized during the nine month periods ended June 30, 2012 and June 30, 2011 was $147,943 and $158,484, respectively. As of June 30, 2012, $445,537 of total unrecognized pretax expense related to stock options is expected to be recognized from July 1, 2012 through March 31, 2016.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12—Recent Accounting Pronouncements

In April, 2011, the FASB issued ASU No. 2011 -03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011 -03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2012 -03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2012 -03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance is effective for the Company’s reporting period ended June 30, 2012. The guidance will be applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012 and did not have a material impact on the Company’s statements of income and condition.

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

Note 13—Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $390,000 of standby letters of credit as of June 30, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2012 for guarantees under standby letters of credit issued is not considered to be material.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14—Fair Value Measurements

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

GAAP establishes a nine-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The nine levels are defined as follows:

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

There were no transfers between levels during the nine months ended June 30, 2012. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14—Fair Value Measurements—continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of June 30, 2012 and September 30, 2011 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At June 30, 2012			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans available for sale $	$137	$—	$137	$—	$—
Equity Investments	100	—	100	—	—
Corporate Bonds available for sale	4,420	—	4,420	—	—
GNMA certificates available for sale	3,448	—	3,448	—	—
FNMA certificates available for sale	13,619	—	13,619	—	—
FHLMC certificates available for sale	6,764	—	6,764	—	—
Private label collateralized mortgage obligations available for sale	9,526		9,526	—	250	(1)
Collateralized mortgage obligations available for sale	161,195	—	161,194	—

	$199,209	$—	$199,209	$—	$250	(1)

(1)	Represents other-than-temporary impairment charges taken during the nine months ended June 30, 2012.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14- Fair Value Measurements—continued

		At September 30, 2011			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans available for sale $	$—	$—	$—	$—	$—
Equity Investments	100		100
FNMA Bonds available for sale	2,001	—	2,001	—	—
Corporate Bonds available for sale	4,818	—	4,818	—	—
GNMA certificates available for sale	3,547	—	3,547	—	—
FNMA certificates available for sale	16,578	—	16,578	—	—
FHLMC certificates available for sale	9,131	—	9,131	—	—
Private label collateralized mortgage obligations available for sale	11,051	—	11,051	—	300	(1)
Collateralized mortgage obligations available for sale	110,572	—	110,572	—	—

	$157,798	$—	$157,798	$—	$300	(1)

(1)	Represents other-than-temporary impairment charges taken during the fiscal year ended September 30, 2011.

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

Note 14- Fair Value Measurements—continued

Foreclosed Real Estate and Repossessed Assets

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less estimated costs to sell. There was $1.5 million in foreclosed real estate at June 30, 2012.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

At June 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$6,284	$—	$—	$6,284
Impaired Commercial and Lease Loans	5,215	—	—	5,215
Impaired Construction Loans	7,027	—	—	7,027
Impaired Consumer Loans	—	—	—	—
Foreclosed Real Estate and Repossessed Assets	1,457	—	—	1,457

Total	$19,983	$—	$—	$19,983

At September 30, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$7,149	$—	$—	$7,149
Impaired Commercial and Lease Loans	5,273	—	—	5,273
Impaired Construction Loans	4,083	—	—	4,083
Impaired Consumer Loans	—	—	—	—
Foreclosed Real Estate and Repossessed Assets	2,999	—	—	2,999

Total	$19,504	$—	$—	$19,504

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15—Disclosures About Fair Value of Financial Instruments

The estimated fair values of the Bank's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15—Disclosures About Fair Value of Financial Instruments—Continued

The estimated fair values of the Bank's financial instruments are as follows as of June 30, 2012:

	Fair Value Measurement
(dollars in thousands)	Carry Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
June 30, 2012
Financial Assets
Cash	$6,978	$6,978	$6,978	$
Interest-bearing deposits in other banks	11,471	11,471	11,471
Federal Funds sold	42,891	42,891	42,891
Investment securities available for sale	4,520	4,520			4,520
Loans available for sale	137	137			137
Loan Receivable
Mortgage Loans	338,189	359,238				359,238
Share Loans	298	298				298
Consumer Loans	2,010	2,142				2,142
Mortgage-backed securities-Available for Sale	194,552	194,552			194,552
Federal Home Loan Bank of Atlanta Stock	979	979	979
Federal Reserve Bank Stock	1,333	1,333	1,333
Bank owned life insurance	16,692	16,692	16,692
Accrued interest receivable	1,806	1,806			1,806
Mortgage servicing rights	62	62				62

Financial Liabilities
Deposits	$563,553	$564,705			$564,705
Junior Subordinated Debt	17,011	17,011			17,011
Accrued interest payable	121	121			121

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15—Disclosures About Fair Value of Financial Instruments—Continued

The estimated fair values of the Bank's financial instruments are as follows as of September 30, 2011:

	Fair Value Measurement
(dollars in thousands)	Carry Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
September 30, 2011
Financial Assets
Cash	$8,139	$8,139	$8,139	$
Interest-bearing deposits in other banks	12,839	12,839	12,839
Federal Funds sold	39,130	39,130	39,130
Investment securities available for sale	6,919	6,919			6,919

Loan Receivable
Mortgage Loans	361,826	381,140				381,140
Share Loans	337	337				337
Consumer Loans	2,680	2,588				2,588
Mortgage-backed securities-Available for Sale	150,879	150,879			150,879
Federal Home Loan Bank of Atlanta Stock	1,124	1,124	1,124
Bank owned life insurance	16,228	16,228	16,228
Accrued interest receivable	2,129	2,129			2,129
Mortgage servicing rights	110	110				110

Financial Liabilities
Deposits	$550,014	$552,597			$552,597
Junior Subordinated Debt	17,011	17,011			17,011
Accrued interest payable	86	86			86

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

During the nine months ended June 30, 2012, we modified our loss reserve assessment approach to expand analysis of loss rates from a period of the previous one year to the prior two years on a rolling quarter-to-quarter basis. The result was then annualized and applied to loan pools specified above. Also during the nine months ended June 30, 2012, the Company isolated a segment of the loan portfolio, residential non-owner occupied loans, to perform more detailed analysis for potential losses.

A two year look back period of charge-off experience is considered to more reasonably approximate current loss exposure within the portfolio. As mentioned above, we also employed a more detailed approach in reviewing residential non-owner occupied loans during the nine months ended June 30, 2012. Loss rates for this category have been noticeably higher than other types of loans. Additionally, geographic concentration is considered to be more of a risk factor for this type of product. Loans within this category are segregated by internal risk ratings, with higher reserves allocated as risk ratings reflect more potential for loss.

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

During the nine months ended June 30, 2012, assets increased by $17.5 million, or 2.8%, from $624.9 million at September 30, 2011 to $642.4 million at June 30, 2012. During the nine months ended June 30, 2012 investment securities decreased by $2.4 million, or 34.7% from $6.9 million at September 30, 2011 to $4.5 million at June 30, 2012 due to maturity of certain government agency bonds. Net loans receivable decreased $24.5 million, or 6.7%, from $364.8 million at September 30, 2011 to $340.5 million at June 30, 2012. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. During this low rate environment the Company has employed a strategy of selling most residential loans into the secondary loan market. The reduction in residential loans combined with a decline in demand for other lending products is the primary reason for the decrease in our loan portfolio. Mortgage-backed securities available for sale increased by $43.7 million, or 28.9%, from $150.9 million at September 30, 2011 to $194.6 million at June 30, 2012 due primarily to security purchases made during the nine months ended June 30, 2012 in order to deploy available liquidity from the declining loan portfolio coupled with an increase in deposits. At June 30, 2012, all mortgage-backed securities were classified as available for sale for liquidity purposes.

Deposits increased by $13.5 million, or 2.5%, from $550.0 million at September 30, 2011 to $563.6 million at June 30, 2012. The Bank continues to be successful in attracting new transaction account deposits, which decreases the overall cost for funds.

Stockholders’ equity increased by $1.4 million, or 2.7%, from $52.0 million at September 30, 2011 to $53.4 million at June 30, 2012. This increase was due primarily to net income earned during the period.

Comparison of Operating Results for the Nine Months Ended June 30, 2012 and 2011

Net Income. Net income available to common shareholders was $1.4 million for the nine months ended June 30, 2012 and $4,000 for the nine months ended June 30, 2011. This increase in income was primarily due to a variety of factors, including increased net interest income, gains on sale of repossessed assets, reduced non-interest expenses and the elimination during 2012 of preferred stock dividends and discount accretion as compared with the prior fiscal year.

Net Interest Income. Net interest income increased by $442,000, or 3.2%, from $13.8 million for the nine months ended June 30, 2011 to $14.3 million for the nine months ended June 30, 2012. The increase in net interest income primarily was due to higher average balances on mortgage-backed securities and a declining cost of funds rate on the deposit portfolio. These increases were partially offset by a decrease in interest and fees on loans.

Interest Income. Interest income decreased by $720,000, or 3.5% from $20.3 million for the nine months ended June 30, 2011 to $19.6 million for the nine months ended June 30, 2012. Interest and fees on loans decreased by $1.6 million, or 9.0%, from $17.4 million for the nine months ended June 30, 2011 to $15.8 million for the nine months ended June 30, 2012. This was primarily due to lower average balances on loans as the portfolio continued to decline. Average loans declined by $27.9 million during the nine months ended June 30, 2012 as compared to the same period in 2011. This decline was partially offset by an increase in interest on mortgage-backed securities of $963,000, or 39.8% from $2.4 million for the nine months ended June 30, 2011 to $3.4 million for the nine months ended June 30, 2012. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $88.6 million, from $83.4 million during the nine months ended June 30, 2011 to $172.0 million during the nine months ended June 30, 2012. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $6.5 million for the nine months ended June 30, 2011 to $5.4 million for the nine months ended June 30, 2012, a decrease of $1.2 million or 17.8%. Interest on deposits decreased $1.2 million, or 19.6%, from $6.1 million for the nine months ended June 30, 2011 to $4.9 million for the nine months ended June 30, 2012. This decrease was due to the decrease in the average cost of deposits of 32 basis points from 1.48% for the nine months ended June 30, 2011 to 1.16% for the nine months ended June 30, 2012. This decrease in interest expense was partially offset by an increase in the average balance of deposits of $13.6 million, or 2.5%, from $544.2 million for the nine months ended June 30, 2011 to $557.8 million for the nine months ended June 30, 2012.

Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2012 and 2011. Total average assets are computed using month-end balances.

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

	For the Nine Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$351,603	$15,845	6.01%	$379,497	$17,408	6.12%
Mortgage-backed securities	171,990	3,383	2.62	83,422	2,420	3.87
FHLB stock and Investment securities	7,120	278	5.21	16,265	321	2.63
Other interest earning assets	58,379	101	.23	101,173	178	.23

Total Interest-earning assets	589,092	19,607	4.44	580,357	20,327	4.67
Bank Owned Life Insurance	16,455			15,885
Noninterest-earning assets	30,345			26,352

Total assets	$635,892			$622,594

Interest-bearing liabilities:
Deposits	$557,753	$4,869	1.16%	$544,162	$6,057	1.48%
Junior Subordinated Debentures	17,011	482	3.78	17,011	456	3.58
Other liabilities	1,500	—	—	1,417	—	—

Total interest-bearing liabilities	576,264	5,351	1.24	562,590	6,513	1.54

Noninterest-bearing liabilities	6,958			5,587

Total liabilities	583,222			568,177
Stockholders’ Equity	52,670			54,417

Total liabilities and stockholders’ equity	$635,892			$622,594

Net interest income		$14,256			$13,814

Interest rate spread			3.20%			3.13%

Net interest margin			3.23%			3.17%

Ratio average interest earning assets/interest- bearing liabilities			102.23%			103.16%

(1)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

	For Nine Months Ended June 30,
	2012 Vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(1,281)	$(306)	$24	$(1,563)
Mortgage-backed securities	2,570	(781)	(826)	963
Investment securities	(181)	315	(177)	(43)
Other interest-earning assets	(74)	(3)	—	(77)

Total interest-earning assets	1,034	(775)	(979)	(720)
Interest expense:
Deposits	151	(1,301)	(38)	(1,188)
Junior Subordinated Debentures	—	26	—	26

Total interest-bearing liabilities	151	(1,275)	(38)	(1,162)

Change in net interest income	$883	$500	$(941)	$442

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $900,000 provision for losses on loans during the nine months ended June 30, 2012 as compared to a provision of $800,000 for the nine months ended June 30, 2011. Provisions during the nine months ended June 30, 2012 were primarily due to an increase in nonperforming loans during the period. Nonperforming loans were $20.7 million at June 30, 2012 versus $18.3 million at September 30, 2011. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $244,000, or 14.2%, from $1.7 million for the nine months ended June 30, 2011 to $2.0 million for the nine months ended June 30, 2012. The increase in other income for the nine months ended June 30, 2012 was primarily attributable to an increase in gains on sale of repossessed assets of $441,000, from $7,000 for the nine months ended June 30, 2011 to $448,000 for the nine months ended June 30, 2012. Miscellaneous income also increased by $79,000, or 11.8%, due to increased commissions from investment sales from $669,000 for the nine months ended June 30, 2011, to $748,000 for the nine months ended June 30, 2012. These increases were partially offset by a decrease in Mortgage banking operations by $129,000, or 57.80% from $223,000 for the nine months ended June 30, 2011 to $94,000 for the nine months ended June 30, 2012. There was also an increase in the other-than-temporary impairment charges of $150,000, from $100,000 for the nine months ended June 30, 2011, to $250,000 for the nine months ended June 30, 2012.

Non-interest Expenses. Total non-interest expenses decreased by $831,000, or 5.9%, from $14.0 million for the nine months ended June 30, 2011 to $13.2 million for the nine months ended June 30, 2012. This overall decline was due to decreases in several expense categories compared to the corresponding period of the prior year, including Occupancy, Data Processing, FDIC premiums, Property and equipment, Professional fees, Advertising, Foreclosure and impaired loan expense and Other expenses. The Company has successfully implemented a variety of expense reduction initiatives that have favorably impacted operating expenses. Occupancy expense decreased by $175,000, or 9.1% from $1.9 million for the nine months ended June 30, 2011 to $1.7 million for the nine months ended June 30, 2012. Subsequent to June 30, 2011, the Company closed one branch office and purchased another branch office that was previously leased. Both of these events helped to reduce occupancy costs. Data Processing expenses decreased by $323,000, or 24.4% from $1.3 million for the nine months ended June 30, 2011 to $998,000 for the nine months ended June 30, 2012. The Company has benefited from terms of a renewed service agreement with its primary third party data processor. Federal Insurance premiums decreased by $233,000, or 32.8% from $710,000 for the nine months ended June 30, 2011 to $477,000 for the nine months ended June 30, 2012. FDIC insurance premiums have declined as a result of the agency’s revised assessment formulas. Property and equipment expense decreased by $51,000, or 10.9%, from $468,000 for the nine months ended June 30, 2011 to $417,000 for the nine months ended June 30, 2012, primarily due to reduced depreciation expense as certain capitalized fixed assets have become fully depreciated. Professional fees decreased $145,000, or 28.0% from $518,000 for the nine months ended June 30, 2011 to $373,000 for the nine months ended June 30, 2012, primarily due to reduced legal fees. Advertising expense decreased $93,000, or 26.3% from $354,000 for the nine months ended June 30, 2011 to $261,000 for the nine months ended June 30, 2012. The Company has significantly reduced its marketing budget in comparison with the prior fiscal year. Foreclosure and impaired loan expense decreased by $99,000, or 33.9%, from $292,000 for the nine months ended June 30, 2011 to $193,000 for the nine months ended June 30, 2012 primarily due to disposition of Foreclosed real estate during the period. Other expenses decreased $218,000, or 31.8% from $685,000 for the nine months ended June 30, 2011 to $467,000 for the nine months ended June 30, 2012, primarily due to reductions in a variety of miscellaneous expense items. Decreases in these non-interest expense categories were partially offset by an increase in salaries and related expenses. Salaries and related benefits increased by $509,000, or 6.8% from $7.5 million for the nine months ended June 30, 2011 to $8.0 million for the nine months ended June 30, 2012. The increase related primarily to additional personnel and increased benefits costs.

Income Taxes. Our income tax expense was $746,000 and $156,000 for the nine months ended June 30, 2012 and 2011, respectively. The change in income taxes for the nine months ended June 30, 2012 as compared to the same period in the prior year was primarily due to increased pretax earnings.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Net Income. Net income available to common shareholders was $368,000 for the three months ended June 30, 2012 and $344,000 for the three months ended June 30, 2011. This increase was primarily due to reduced non-interest expenses as compared with the prior fiscal year. These increases to income were partially offset by a higher provision for losses on loans during the three months ended June 30, 2012 as compared with the same period in 2011.

Net Interest Income. Net interest income decreased by $69,000, or 1.4%, from $4.8 million for the three months ended June 30, 2011 to $4.7 million for the three months ended June 30, 2012. The decrease in net interest income primarily was due to lower interest income and yields on loans receivable. This decreases was partially offset by an increase in interest income on mortgage-backed securities and a decrease in the cost of funds rate on the deposit portfolio.

Interest Income. Interest income decreased by $465,000, or 6.8% from $6.9 million for the three months ended June 30, 2011 to $6.4 million for the three months ended June 30, 2012. Interest and fees on loans decreased by $672,000, or 11.7%, from $5.7 million for the three months ended June 30, 2011 to $5.1 million for the three months ended June 30, 2012. This was primarily due to lower average balances on loans. Average loans declined by $27.9 million, or 7.5% during the three months ended June 30, 2012 as compared to the same period in 2011. This decline was partially offset by an increase in interest on mortgage-backed securities of $265,000, or 28.2% from $939,000 for the three months ended June 30, 2011 to $1.2 million for the three months ended June 30, 2012. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $81.7 million, or 76.3%, from $107.2 million during the three months ended June 30, 2011 to $188.9 million during the three months ended June 30, 2012. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $2.1 million for the three months ended June 30, 2011 to $1.7 million for the three months ended June 30, 2012, a decrease of $396,000 or 19.2%. Interest on deposits decreased $404,000, or 21.1%, from $1.9 million for the three months ended June 30, 2011 to $1.5 million for the three months ended June 30, 2012. This decrease was due to the decrease in the average cost of deposits of 31 basis points from 1.39% for the three months ended June 30, 2011 to 1.08% for the three months ended June 30, 2012. This decrease in interest expense was partially offset by an increase in the average balance of deposits of $10.4 million, or 1.9%, from $549.6 million for the three months ended June 30, 2011 to $560.0 million for the three months ended June 30, 2012.

Average Balance Sheet. The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2012 and 2011. Total average assets are computed using month-end balances.

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

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$342,379	$5,063	5.92%	$370,304	$5,735	6.19%
Mortgage-backed securities	188,903	1,204	2.55	107,177	939	3.50
FHLB stock and Investment securities	6,619	94	5.68	21,645	134	2.48
Other interest earning assets	55,710	31	.22	83,778	49	.23

Total Interest-earning assets	593,611	6,392	4.31	582,904	6,857	4.71
Bank Owned Life Insurance	16,624			15,891
Noninterest-earning assets	28,049			27,694

Total assets	$638,284			$626,489

Interest-bearing liabilities:
Deposits	$559,993	$1,510	1.08%	$549,605	$1,914	1.39%
Junior Subordinated Debentures	17,011	157	3.70	17,011	149	3.50
Other liabilities	2,161	—	—	2,186	—	—

Total interest-bearing liabilities	579,165	1,667	1.15	568,802	2,063	1.45

Noninterest-bearing liabilities	5,767			6,414

Total liabilities	584,932			575,216
Stockholders’ Equity	53,352			51,273

Total liabilities and stockholders’ equity	$638,284			$626,489

Net interest income		$4,725			$4,794

Interest rate spread			3.16%			3.26%

Net interest margin			3.18%			3.29%

Ratio average interest earning assets/interest- bearing liabilities			102.49%			102.48%

(1)	Interest and fees on loans and investments exclude tax equivalent adjustments.

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

	For Three Months Ended June 30,
	2012 Vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(433)	$(259)	$20	$(672)
Mortgage-backed securities	715	(255)	(195)	265
Investment securities	(93)	170	(117)	(40)
Other interest-earning assets	(16)	(2)	—	(18)

Total interest-earning assets	173	(346)	(292)	(465)
Interest expense:
Deposits	36	(434)	(6)	(404)
Junior Subordinated Debentures	—	8	—	8

Total interest-bearing liabilities	36	(426)	(6)	(396)

Change in net interest income	$137	$80	$(286)	$(69)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $300,000 provision for losses on loans during the three months ended June 30, 2012 as compared to a provision of $0 for the three months ended June 30, 2011. No loan loss provisions were recorded during the three months ended June 30, 2011 as a result of the Bank’s loan loss reserve assessment. The analysis prepared during that period indicated that existing loans loss reserves were adequate based upon estimated exposure. Nonperforming assets have increased since that time, supporting increases to loan loss reserves. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income decreased $45,000, or 11.4%, from $394,000 for the three months ended June 30, 2011 to $349,000 for the three months ended June 30, 2012. The decrease in other income for the three months ended June 30, 2012 was primarily attributable to an increase in other-than-temporary impairment charges on mortgage-backed securities of $150,000, from $100,000 for the three months ended June 30, 2011 to $250,000 for the three months ended June 30, 2012. Income from mortgage banking operations decreased by $38,000 or 69.1%, from $55,000 for three months ended June 30, 2011 to $17,000 for the three months ended June 30, 2012. Income from Bank Owned Life Insurance also decreased by $27,000 or 20.4% from $132,000 for the three months ended June 30, 2011 to $105,000 for the three months ended June 30, 2012. These decreases were partially offset by increases in gains on sale of repossessed assets of $46,000 as compared to $0 for the three months ended June 30, 2011. Miscellaneous other income also increased $128,000, or 83.7% from $153,000 for the three months ended June 30, 2011 to $281,000 for the three months ended June 30, 2012. This increase was primarily due to increased revenue from investment sales.

Non-interest Expenses. Total non-interest expenses decreased by $485,000, or 10.4%, from $4.7 million for the three months ended June 30, 2011 to $4.2 million for the three months ended June 30, 2012. This overall decline was due to decreases in several expense categories compared to the corresponding period of the prior year, including Salaries and related expenses, Occupancy, Data Processing, FDIC premiums, Professional fees, Advertising and Foreclosed and impaired loan expense. The Company has successfully implemented a variety of expense reduction initiatives that have favorably impacted operating expenses. Salaries and related expenses decreased by $71,000, or 2.8% from $2.5 million for the three months ended June 30, 2011 to $2.5 million for the three months ended June 30, 2012. Occupancy expense decreased by $42,000, or 6.5% from $648,000 for the three months ended June 30, 2011 to $606,000 for the three months ended June 30, 2012. Subsequent to June 30, 2011, the Company closed one branch office and purchased another branch office that was previously leased. Both of these events helped to reduce occupancy costs. Data Processing expenses decreased by $102,000, or 24.2% from $422,000 for the three months ended June 30, 2011 to $320,000 for the three months ended June 30, 2012. The Company has benefited from terms of a renewed service agreement with its primary third party data processor. Federal Insurance premiums decreased by $59,000, or 33.5% from $176,000 for the three months ended June 30, 2011 to $117,000 for the three months ended June 30, 2012. FDIC insurance premiums have declined as a result of the agency’s revised assessment formulas. Advertising expense decreased $9,000, or 8.2% from $110,000 for the three months ended June 30, 2011 to $101,000 for the three months ended June 30, 2012. The Company has significantly reduced its marketing budget in comparison with the prior fiscal year. Foreclosure and impaired loan expense decreased by $228,000, or 78.1%, from $292,000 for the three months ended June 30, 2011 to $64,000 for the threee months ended June 30, 2012 primarily due to disposition of Foreclosed real estate during the period. Professional fees decreased $16,000, or 14.8% from $108,000 for the three months ended June 30, 2011 to $92,000 for the three months ended June 30, 2012, primarily due to reduced legal fees.

Decreases in these non-interest expense categories were partially offset by an increases in Property and equipment expense and Other Expenses. Property and equipment expense increased by $25,000, or 20.0%, from $125,000 for the three months ended June 30, 2011 to $150,000 for the three months ended June 30, 2012, primarily due to increased depreciation expense as a result of capitalization of new leasehold improvments. Other Expenses increased by $19,000, or 11.0% from $172,000 for the three months ended June 30, 2011 to $191,000 for the three months ended June 30, 2012.

Income Taxes. Our income tax expense was $214,000 and $167,000 for the three months ended June 30, 2012 and 2011, respectively. The change in income taxes for the three months ended June 30, 2012 as compared to the same period in the prior year was primarily due to increased pretax earnings.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At June 30, 2012	At September 30, 2011
	(In thousands)
Commitments to originate new loans	$7,986	$6,592
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	32,302	33,831
Commercial letters of credit	390	401

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

Asset Quality

At June 30, 2012, we had $22.2 million in non-performing assets, consisting of nonaccrual loans, accruing troubled debt restructurings and repossessed assets representing 3.46% of total assets. At September 30, 2011 non-performing assets were $21.3 million or 3.41% of total assets. Our net charge-offs for the nine months ended June 30, 2012 and June 30, 2011 were $419,000 and $3.6 million, respectively. Our allowance for loan losses was $5.2 million at June 30, 2012 compared to $4.8 million at September 30, 2011.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2012	At September 30, 2011
	(In thousands)
Nonperforming loans:
Nonaccrual loans (1):
Single family residential	$137	$1,048
Single family rental property	7,019	6,667
Commercial real estate	4,658	5,097
Construction	7,616	4,534
Commercial leases	—	50
Commercial lines of credit	—	214
Consumer Loans	—	20

Total nonaccrual loans	19,430	17,630
Loans 90 days past due and accruing	—	—
Accruing Troubled Debt Restructurings	1,316	656

Total non-performing loans	20,746	18,286
Foreclosed Real Estate	1,457	2,999

Total nonperforming assets	$22,203	$21,285

Nonperforming loans to loans receivable	6.09%	5.01%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	6.49%	5.79%
Nonperforming assets to total assets	3.46%	3.41%
Loans modified in Troubled Debt Restructuring	$10,322	$8,665

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at June 30, 2012 are $9.0 million in Troubled Debt Restructurings, $6.5 million of which were current. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period. As of June 30, 2012, the Company had a total of $10.3 million in Troubled Debt Restructurings.

As presented in the above table, nonaccrual construction loans at June 30, 2012 increased by $3.1 million over nonaccrual construction loans as of September 30, 2011. This increase is primarily attributable to one borrower relationship consisting of two development projects. The borrower, although current on all loans to the Bank at June 30, 2012, is experiencing financial difficulty and collection of timely payments in the future is considered questionable. Based upon these circumstances, management placed the loan on non-accrual status and will only recognize interest income as payments are actually received.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$4,768	$6,634

Loans charged-off:
Real estate mortgages:
Single-family residential	(401)	(1,078)
Commercial	(58)	(2212)
Construction	—	(284)
Commercial Leases	—	—
Consumer	(8)	(46)

Total charge-offs	(467)	(3,620)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Commercial	3	—
Construction	—	—
Commercial leases	—	—
Consumer	45	62

Total recoveries	48	62
Net loans charged-off	(419)	(3,558)
Provision for loan losses	900	800

Balance at end of period	$5,249	$3,876

Ratio of net charge-offs (annualized) to average loans outstanding during the period	.16%	1.25%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2012 , the Company had $31.0 million in classified assets, consisting of $21.7 million in substandard loans, $7.9 million in substandard CMO’s, and $1.4 million in foreclosed property. At September 30, 2011, the Company had $23.8 million in classified assets consisting of $11.9 million in substandard loans, $8.9 million in substandard CMO’s and $3.0 million in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as "special mention" assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At June 30, 2012, we have identified approximately $7.2 million in assets classified as special mention. At September 30, 2011, $12.0 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At June 30, 2012, the Bank and the Company exceeded all of their regulatory minimum capital requirements and are categorized as “well capitalized” under the regulatory framework for prompt corrective action. For information comparing the Bank's and the Company’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2012 and 2011, the Company had $28.3 million and $41.0 million, respectively, of gross loan originations. During the nine months ended June 30, 2012, and 2011 the Company purchased $73.9 million and $56.9 million, respectively, in investment securities and mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank's relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than ninety days that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2012, cash, interest-bearing deposits in other banks and federal funds sold were $7.0 million, $11.5 million and $42.9 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $86.7 million as of June 30, 2012 and has a line of credit with M & T Bank for $5.0 million. The Company has a line of credit with M&T for $2.0 million. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2012 totaled $121.9 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 4.12% at June 30, 2012. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.47% at June 30, 2012. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $482,000 during the nine months ended June 30, 2012 and $456,000 during the nine months ended June 30, 2011.

Pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, in December 2008 the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative

Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

During the quarter ended June 30, 2012, we completed the implementation of a new general ledger and accounts payable application. The upgrade was not made in response to any deficiency or weakness in our internal controls. There were no changes in our system of internal control over financial reporting (as such term is defined in exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011. As of June 30, 2012, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K.

Item 1A. Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2011 filed with the Securities and Exchange Commission on December 22, 2011. As of June  30, 2012, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Form of Stock Certificate for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (3)

4.4	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (3)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association, dated June 27, 2002 (4)

4.6	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (4)

4.7	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated September 30, 2003 (4)

4.8	Form of Junior Subordinated Debt Securities Due 2033 (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: August 14, 2012	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)