Form 10-K
period 2012-09-30
BCSB Bancorp Inc.
filed 2012-12-28
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value as of March 31, 2012 of voting and nonvoting common equity held by nonaffiliates was approximately $34.8 million. This information is based on the ownership information and closing sale price ($13.30 per share as listed on the Nasdaq Global Market).

Number of shares of Common Stock outstanding as of December 28, 2012: 3,184,403

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of Proxy Statement for the registrant’s 2013 annual meeting of shareholders. (Part III)

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

PART I

Item 1. Business

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, a Maryland chartered commercial bank (the “Bank”). The Company’s primary asset is its investment in the Bank. The Company is engaged in the business of directing, planning, and coordinating the business activities of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2012, the Company had total assets of $645.1 million, total deposits of $566.4 million and stockholders’ equity of $55.1 million.

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

Available Information

The Company and Bank maintain an Internet website at http://www.baltcosavings.com. The Company makes available on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed with the Securities and Exchange Commission (“SEC”) as well as other information related to the Company, free of charge. SEC reports are available on this site as soon as reasonably practicable after electronically filed. The internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2012, management estimates that more than 95% of deposits and lending came from its market area.

The economy of the Bank’s market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance related employment. This partially mitigates the risk associated with a decline in any particular economic sector. The diversification as noted helped to mitigate the impact of the economic recession experienced during fiscal 2009, as Maryland’s unemployment remained well below the national unemployment rate. With our market area located adjacent to major transportation corridors and Washington, DC, the Baltimore metropolitan area provides a diversified broad economic base. According to the Baltimore County Department of Economic Development, the overwhelming majority of Baltimore County’s employees work in the private sector. Government also provides a significant portion of Baltimore County’s jobs, with self-employed providing the remaining employment. Select employers include the U.S. Social Security Administration, T. Rowe Price, Stanley Black and Decker and McCormick & Company.

Harford County continues to experience strong economic growth while maintaining a strong government presence. Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity. Harford County and the entire Baltimore metropolitan area have recently benefited from the Base Realignment or Closure Commission’s (“BRAC”) decision to shift several thousand U.S. Department of Defense jobs to APG.

Lending Activities

General. The Bank’s gross loan portfolio excluding loans held for sale totaled $346.8 million at September 30, 2012, representing 53.7% of total assets at that date. At September 30, 2012, $76.8 million, or 22.2% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $21.4 million, $62.1 million and $141.4 million, respectively, or 6.2%, 17.9% and 40.7%, respectively, of the Bank’s gross loan portfolio at September 30, 2012. The Bank also originates consumer loans, consisting primarily of home equity lines of credit, which totaled $32.8 million or 9.5%, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $10.0 million, or 2.9% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio (including Loans available for sale) by type of loan at the dates indicated. At September 30, 2012, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Single-family residential (1)	$77,629	22.33%	$92,924	24.77%	$118,120	29.69%	$140,991	34.48%	$165,341	40.47%
Single-family rental property loans	62,111	17.87	64,715	17.25	70,662	17.77	51,698	12.64	41,819	10.24
Commercial	141,364	40.67	142,630	38.03	136,573	34.34	136,106	33.29	127,596	31.23
Construction (2)	21,396	6.16	29,377	7.83	23,800	5.98	28,869	7.06	24,967	6.11
Commercial lines of credit	9,952	2.86	7,919	2.11	7,986	2.01	8,832	2.16	8,328	2.04
Commercial leases	20	.01	312	.08	1,225	.31	2,855	.70	4,612	1.13
Commercial loans secured	71	.02	501	.13	880	.22	296	.07	—	—
Commercial loans unsecured	60	.02	69	.02	78	.02	322	.08	329	.08

Consumer Loans:
Automobile	437	.12	1,009	.27	2,544	.64	7,322	1.79	15,490	3.79
Home equity lines of credit	32,840	9.45	33,649	8.97	33,840	8.51	29,167	7.13	17,914	4.39
Other	1,714	.49	2,007	.54	2,015	.51	2,443	.60	2,124	.52

	347,594	100.00%	375,112	100.00%	397,723	100.00%	408,901	100.00%	408,520	100.00%

Add:
Purchase accounting premium (net)	—		—		—		62		158
Less:
Undisbursed portion of loans in process	6,467		5,304		2,042		3,664		4,595
Deferred loan origination fees and costs	38		193		97		234		408
Unearned interest	3		4		17		127		534
Allowance for loan losses	5,470		4,768		6,634		3,927		2,672

Total	$335,616		$364,843		$388,933		$401,011		$400,469

(1)	Includes fixed-rate second mortgage loans and loans available for sale.
(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2012 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due in 1 Year or Less	Due 1 Through 5 Years	Due After 5 Years	Total
	(In thousands)
Real Estate Loans
Single-family residential	$102	$4,154	$73,373	$77,629
Single-family rental property	2,454	13,247	46,410	62,111
Commercial	5,721	46,796	88,847	141,364
Construction	10,438	3,221	7,737	21,396
Commercial lines of credit	5,740	597	3,615	9,952
Commercial leases	20	—	—	20
Commercial loans secured	71	—	—	71
Commercial loans unsecured	—	—	60	60
Consumer:
Automobile	90	347	—	437
Home equity lines of credit	—	15	32,825	32,840
Other	281	526	907	1,714

Total	$24,917	$68,903	$253,774	$347,594

The following table sets forth at September 30, 2012, the dollar amount of all loans due beyond one year after September 30, 2012 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$75,923	$1,604
Single-family rental property	34,335	25,322
Commercial	80,371	55,272
Construction	812	10,146
Commercial lines of credit	4,212	—
Commercial leases	—	—
Commercial loans secured	—	—
Commercial loans unsecured	60	—
Consumer:
Automobiles	347	—
Home equity lines of credit	—	32,840
Other	1,348	85

Total	$197,408	$125,269

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Loans originated:
Real Estate Loans:
Single-family residential	$9,071	$8,392	$7,244
Single-family rental property	2,337	2,682	18,773
Commercial	11,136	22,776	15,092
Construction	10,865	11,084	509
Commercial lines of credit	645	811	4,863
Commercial loans secured		236	1,015
Commercial leases		—	—
Consumer:
Automobile	103	100	309
Home equity lines of credit	5,952	6,583	10,926
Other	842	959	575

Total loans originated	$40,9510	$53,6233	$59,3066

Loans purchased:
Real estate loans	$—	3,700	$—

Total loans purchased	$—	$3,700	$—

Loans sold:
Whole loans	$10,399	$14,339	$5,720
Participation loans	4,950	3,400	86

Total loans sold	$15,349	$16,630	$5,806

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

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loans are approved based on a loan authority matrix, which is governed by the type of loan and the loan amount. Levels of approval are the loan officer, officers’ loan committee, which includes the President, Chief Financial Officer, Executive Vice President in charge of lending, Executive Vice President of Operations, the Treasurer, a directors loan committee, and the full Board. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Applications for single-family owner occupied real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a deed of trust or a mortgage on real estate, an appraisal of the real estate is generally undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with a commercial real estate loan.

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

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this authority, the Bank would have been permitted to lend up to $10.1 million to any one borrower at September 30, 2012. At September 30, 2012, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2012, the Bank’s largest loan customer was a $6.7 million relationship secured by a retail shopping center. At September 30, 2012, this customer’s loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2012, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $77.6 million, or 22.3% of the Bank’s gross loan portfolio. The Bank has never participated in the origination of Sub-prime loans and, accordingly, has no direct exposure to this type of lending within its loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2012, the Bank had $76.0 million of fixed-rate single-family owner occupied mortgage loans, which amounted to 97.9% of the Bank’s single-family owner occupied mortgage loans. Due to the current economic conditions and the low interest rate environment the Bank has employed a strategy to sell the majority of newly originated fixed-rate single-family residential mortgage loans into the secondary market.

As of September 30, 2012, $1.6 million, or 2.0% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2012, single-family rental property loans totaled $62.1 million, or 17.9%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $2.3 million, $2.7 million, and $18.8 million for the years ended September 30, 2012, 2011 and 2010, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a five year fixed-rate or on an adjustable-rate basis and carry interest rates generally above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is five years with amortizations up to 25 years.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers, hospitality, and commercial and industrial buildings. Such loans generally range in size from $100,000 to $5.0 million, with the largest having an outstanding principal balance of $5.2 million at September 30, 2012. At September 30, 2012, the Bank had $141.4 million of commercial real estate loans, which amounted to 40.7% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years.

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

Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on fixed rate terms. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0% and 1.5%, typically with interest rate floors. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0% and 1.5% and adjust monthly, typically with interest rate floors with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2012, $21.4 million, or 6.2%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan. The Bank’s construction loans totaled $21.4 million, $29.4 million, and $23.8 million at September 30, 2012, 2011 and 2010, respectively, and construction loan originations were $10.9 million, $11.1 million, and $509,000 during the years ended September 30, 2012, 2011 and 2010, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are generally made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, typically with interest rate floors for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At September 30, 2012 acquisition and development loans totaled $13.2 million or 3.8% of the Bank’s gross loan portfolio. The Bank originated $517,000 in acquisition and development loans during the fiscal year ended September 30, 2012. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2012, the Bank had 18 letters of credit outstanding totaling $390,000.

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

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate, typically with interest rate floors and are offered at rates from prime plus 0% to prime plus 3.5%. As of September 30, 2012, the Bank had $10.0 million of such loans, which amounted to 2.9% of the Bank’s gross loan portfolio.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposits.

Automobile loans totaled $437,000, or .1%, of the Bank’s gross loan portfolio at September 30, 2012. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and used cars are financed for a period generally of up to six years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows their insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2012, home equity lines of credit totaled $32.8 million, or 9.5% of the Bank’s gross loan portfolio. The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and can be offered anywhere from as low as the prime rate less 0.25% up to the prime rate plus 1.0%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 3.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2012, savings account loans accounts totaled $290,000 or .08%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.4 million, or .4% of the Bank’s gross loan portfolio at September 30, 2012.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated.

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Single-family residential	$472	$1,048	$656	$1,186	$291
Single-family rental property	2,128	6,667	1,664	—	—
Commercial	2,994	5,097	6,002	6,269	369
Construction	7,551	4,534	3,933	—	—
Commercial lines of credit	—	214	—	—	—
Commercial leases	—	50	240	235	173
Commercial loans secured	—	—	267	—	—
Consumer	—	20	23	—	2

Total	$13,145	$17,630	$12,785	$7,690	$835

Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Accruing Troubled Debt Restructurings	$6,647	$656	$—	$—	$—

Total nonperforming loans	$19,792	$18,286	$12,785	$7,690	$835

Percentage of gross loans	5.69%	4.69%	3.21%	1.88%	0.20%

Percentage of total assets	3.07%	2.82%	2.06%	1.35%	0.14%

Other nonperforming assets (2)	$1,674	$2,999	$—	$639	$1,244

Loans modified in Troubled Debt Restructurings (3)	$9,267	$8,665	$4,007	$3,863	$—

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at September 30, 2012 are $2.6 million in Troubled Debt Restructurings (TDR’s) of which $700,000 are not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period.
(2)	Other nonperforming assets include the Bank’s inventory of other real estate owned.
(3)	All loans modified in a troubled debt restructuring are included as nonperforming loans and assets, whether accruing or accounted for on a nonaccrual basis.

During the year ended September 30, 2012, gross interest income of $1.1 million would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2012 amounted to $439,000.

At September 30, 2012, the Bank had no loans which were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

At September 30, 2012, nonaccrual loans consisted of commercial loans aggregating $3.0 million, residential loans aggregating $472,000, single-family rental loans aggregating $2.1 million, and construction loans aggregating $7.6 million. The increase in non accrual construction loans as compared with the prior fiscal year is primarily due to one loan relationship consisting of single-family land development. Although loans are current in terms of monthly payments, the projects have struggled to produce sales and borrower cash flow has become a concern. As a result all loans have been placed on nonaccrual status.

As described above loans identified as Troubled Debt Restructurings (TDR’s) are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty resulting in the Bank granting a concession as a part of a loan modification. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of September 30, 2012 nonperforming loans included $9.3 million in TDR’s, of which $7.2 million are not delinquent.

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2012, the Bank had $1.7 million in real estate owned through foreclosure.

Federal regulations require financial institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. If an asset or portion thereof is classified loss, a financial institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a financial institution’s classifications. If a financial institution does not agree with an examiner’s classification of an asset, it may appeal this determination. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2012, the Bank had $34.1 million in classified assets consisting of $32.5 million in assets classified as substandard, $0 in assets classified as doubtful and $0 in assets classified as loss. Substandard assets consisted of $24.9 million in loans and $7.6 million in private label CMOs. In addition, the Bank had $6.4 million in loans designated as special mention at September 30, 2012. Special mention assets consisted of $3.9 in single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2012, and commercial loans of $2.5 million that the Bank is monitoring for management and credit weaknesses at September 30, 2012.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income. Due to the downturn in the current economic conditions, the Bank added to the allowance for loan losses during the fiscal year ended September 30, 2012 $1.2 million in provisions for losses on loans. Net loans charged off during the fiscal year ended September 30, 2012 were $498,000.

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

The Bank’s methodology for establishing the allowance for loan losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but are expected to have occurred. Management conducts regular reviews of the Bank’s assets and evaluates the need to establish allowances on the basis of this review. Allowances are established by management on a monthly basis and reviewed by the Board of Directors at least on a quarterly basis based on an assessment of risk in the Bank’s assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-off and loss experience, loan concentrations, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Additional provisions for losses on loans are made in order to bring the allowance to a level deemed adequate. Specific reserves will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value of the collateral. At the date of foreclosure or other repossession, the Bank would transfer the property to real estate acquired in settlement of loans initially at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated selling costs. Any portion of the outstanding loan balance in excess of fair value less estimated selling costs would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated.

	At September 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)

Balance at the beginning of the period	$4,768	$6,634	$3,927	$2,672	$2,650

Loans charged-off:
Real estate mortgage:
Single-family residential	9	1,385	—	—	—
Single family residential rentals	513	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	2,171	235	187	341
Commercial leases	35	76	15	27	—
Construction	—	366	—	—	—
Commercial loans secured	—	—	—	—	—
Commercial loans unsecured	—	—	234	—	—
Consumer	14	48	75	87	262

Total charge-offs	571	4,046	559	301	603

Recoveries:
Real estate mortgage:
Single-family residential	1	—	—	—	—
Single family residential rentals	5	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	16	—	5	31	—
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	51	80	161	175	265

Total recoveries	73	80	166	206	265
Net loans charged-off	(498)	(3,966)	(393)	(95)	(338)
Provision for loan losses	1,200	2,100	3,100	1,350	360

Balance at the end of period	$5,470	$4,768	$6,634	$3,927	$2,672

Ratio of net charge-offs to average loans outstanding during the period	0.15%	1.05%	0.10%	0.02%	0.08%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single-family residential	$140	22.33%	$205	24.77%	$105	29.69%	$253	34.48%	$329	40.47%
Single-family rental property	2,232	17.87	1,595	17.25	74	17.77	137	12.64	106	10.24
Commercial	1,392	40.67	1,430	38.03	5,087	34.34	1,568	33.29	1,292	31.23
Construction	1,492	6.16	1,267	7.83	906	5.98	980	7.06	360	6.11
Commercial lines of credit	85	2.86	12	2.11	13	2.01	88	2.16	75	2.04
Commercial leases	—	.01	26	.08	209	.31	266	.70	92	1.14
Commercial loans secured	—	.02	5	.13	31	.22	28	.07	—	—
Commercial loans unsecured	—	.02	40	.02	40	.02	318	.08	330	.08
Consumer	129	10.06	188	9.78	169	9.66	289	9.52	88	8.69

Total allowance for loan losses	$5,470	100.00%	$4,768	100.00%	$6,634	100.00%	$3,927	100.00%	$2,672	100.00%

Investment Activities

General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the Federal Reserve Board adjusts the percentage of liquid assets which banks are required to maintain. See “ – Depository Institution Regulation – Liquidity Requirements.”

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

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent. The held to maturity investment portfolio would not be used for speculative purposes and would be carried at amortized cost. In the event the Bank sold securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, reported as a separate component of Stockholders’ Equity. At September 30, 2012, the Bank’s securities portfolio consists of available for sale securities only.

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

At September 30, 2012, there were no mortgage-backed securities classified as held to maturity. Securities are designated into one of the three categories at the time of purchase. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

At September 30, 2012, mortgage-backed securities including CMOs with an amortized cost of $210.7 million were classified as available for sale and had a weighted average yield of 2.4%. At September 30, 2012, the Bank’s mortgage-backed securities portfolio had gross unrealized gains and losses of approximately $5.1 million and $2.2 million, respectively. The gross unrealized losses primarily related to $11.3 million in private label CMO obligations, represented by three individual securities. The Bank does not presently intend to sell these private label CMOs and it is not expected that the Bank will be required to sell these securities prior to maturity or recovery.

During the year ended September 30, 2012, we determined that, based on our most recent estimate of cash flows, other-than-temporary-impairment (“OTTI”) had occurred with respect to two of our private label CMO’s that resulted in a pre-tax charge to earnings of $370,000. The private label CMO’s were rated “AAA” by Standard & Poors at origination. These securities had an original principal balance of $19.9 million and a current carrying value of $9.9 million at September 30, 2012. These securities had an estimated fair value of $7.7 million at September 30, 2012.

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

The following table sets forth the carrying value of the Bank’s investments at the dates indicated.

	At September 30,
	2012	2011	2010
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$—	$2,001	$17,013
Corporate bonds	4,528	4,818	1,377
Equity investments	100	100	—
Mortgage-backed securities	204,529	139,828	51,644
Private label collateralized mortgage obligations	9,034	11,051	14,331

Total available for sale	$218,191	$157,798	$84,365

Securities held to maturity:
U.S. government and agency securities	$—	$—	$—
Mortgage-backed securities	—	—	—
Collateralized mortgage obligations	—	—	—

Total held to maturity	$—	$—	$—

Total	$218,191	$157,798	$84,365

The following table sets forth information pertaining to scheduled maturities, amortized cost, fair value and average yields for the Bank’s investment portfolio at September 30, 2012.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Agency notes	$—		$—		$—		$—		$—	$—
Corporate bonds	—		1,380		3,500		—		4,880	4,528
Equity investments	—		—		—		100		100	100
Mortgage-backed securities	—		43		377		20,089		20,509	21,800
Collateralized Mortgage Obligations	—		1,648		5,595		171,705		178,948	182,729
Private label collateralized mortgage obligations	—		—		—		11,259		11,259	9,034

Total available for sale	$—	—%	$3,071	1.60%	$9,472	3.48%	$203,153	2.44%	$215,696	218,191	2.47%

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

Deposits. The Bank attracts deposits principally from within its market area by offering a variety of deposit instruments, including checking accounts, money market accounts, statement and passbook savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from 91 days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for its deposit accounts are established by the Bank on a periodic basis. The Bank reviews its deposit mix and pricing on a weekly basis. In determining the characteristics of its deposit accounts, the Bank considers the rates offered by competing institutions, lending and liquidity requirements, growth goals and federal regulations. Management believes it prices its deposits comparably to rates offered by its competitors.

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

Savings deposits in the Bank at September 30, 2012 were represented by the various types of savings programs described below.

Interest * Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings

		Demand deposits:
.42%	None	NOW and Checking accounts	$—	$106,288	18.77%
.47	None	Money Market	250	94,229	16.64

		Total demand deposits		200,517	35.41

		Savings deposits:
.22	None	Regular	250	$81,285	14.35%
.30	None	Money market passbooks	250	13,942	2.46

		Total savings deposits		95,227	16.81

		Certificates of Deposit

.05	3 months or less	Fixed-term, fixed rate	$500	$988	.17%
.17	6 months	Fixed-term, fixed rate	500	22,187	3.92
.41	12 months	Fixed-term, fixed rate	500	10,559	1.86
.92	18 months	Fixed-term, fixed rate	500	33,360	5.89
.91	24 months	Fixed-term, fixed rate	500	4,110	.73
1.46	30 months	Fixed-term, fixed rate	500	15,288	2.70
2.25	36 months	Fixed-term, fixed rate	500	30,332	5.36
2.74	48 months	Fixed-term, fixed rate	500	52,653	9.29
2.85	60 months	Fixed-term, fixed rate	500	13,842	2.45
1.88	$100,000 and over	Fixed-term, fixed rate	N/A	87,230	15.40

		Total Certificates of deposit		270,549	47.77
		Accrued interest payable		63	.01

		Total deposits		$566,356	100.00%

*	Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

	Balance at September 30, 2012	% of Deposits	Increase (Decrease)	Balance at September 30, 2011	% of Deposits	Increase (Decrease)	Balance at September 30, 2010	% of Deposits	Increase (Decrease)
	(Dollars in thousands)

NOW and checking	$106,288	18.77%	$8,331	$97,957	17.81%	$11,606	$86,351	16.16%	$26,474
Money market deposit	94,229	16.64	7,951	86,278	15.48	17,847	68,431	12.80	11,715
Passbook and statement savings deposits	95,227	16.81	10,090	85,137	15.69	3,202	81,935	15.34	2,343
Certificate of deposit	183,319	32.37	(8,100)	191,419	34.79	(12,045)	203,464	38.08	(2,703)
Certificate of deposit $100,000 and over	87,230	15.40	(1,907)	89,137	16.21	(4,956)	94,093	17.60	8,507
Accrued interests payable	63	.01	(23)	86	.02	(6)	92	.02	41

Total	$566,356	100.00%	$16,342	$550,014	100.00%	$15,648	$534,366	100.00%	$46,377

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated.

	Year Ended September 30,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

NOW	$70,409	.60%	$66,475	1.03%	$52,532	1.09%
Money market deposits	91,298	.62	81,476	.97	59,757	1.22
Passbook savings deposits	90,443	.24	85,431	.32	82,122	.34
Noninterest-bearing demand deposits	33,967	—	29,367	—	27,461	—
Certificates of deposit	275,489	1.87	283,697	2.18	294,857	2.58

Total	$561,606	1.13%	$546,446	1.45%	$516,729	1.78%

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated.

	At September 30,
	2012	2011	2010
	(Dollars in thousands)

0.05 – 2.00%	$155,426	$133,865	116,797
2.01 – 4.00	110,808	127,727	141,005
4.01 – 4.88	4,315	18,964	39,755

Total	$270,549	$280,556	297,557

The following table sets forth the amount and maturities of time deposits at September 30, 2012.

Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total

0.05 – 2.00%	$90,813	$30,132	$19,029	$15,452	$155,426
2.01 – 4.00	33,452	22,003	55,353	—	110,808
4.01 – 4.88	4,315	—	—	—	4,315

Total	$128,580	$52,135	$74,382	$15,452	$270,549

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2012. At such date, such deposits represented 15.4% of total deposits and had a weighted average rate of 1.9%.

Maturity Period	Certificates of Deposit
(In thousands)

Three months or less	$13,519
Over three through six months	11,049
Over six through 12 months	14,008
Over 12 months	48,654

Total	$87,230

The following table sets forth the savings activities of the Bank for the periods indicated.

	At September 30,
	2012	2011	2010
	(In thousands)

Deposits	$1,130,856	$924,285	$1,147,503
Withdrawals	(1,120,847)	(916,579)	(1,110,299)

Net increase (decrease) before interest credit	10,009	7,706	37,204
Interest credited	6,333	7,942	9,173

Net increase in savings deposits	$16,342	$15,648	$46,377

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2012, the Bank had no outstanding FHLB advances. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities and from an established line of credit with its correspondent bank.

During the years ended September 30, 2012, 2011 and 2010, respectively, there were no short term borrowings outstanding at the end of or during the periods.

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

The trust preferred securities issued by the Business Trust and the junior subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2012 was 4.10%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank.

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

The trust preferred securities and junior subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2012 was 3.45%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank.

During the fiscal year ended September 30, 2012, the Company had a total annual interest expense of $644,000 related to all of its trust preferred securities. Payments to be made by the Statutory Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.00% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, or under certain conditions in whole but not in part, at any time at par plus any accrued unpaid interest.

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

Employees

As of September 30, 2012, the Company had 137 full-time and 29 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

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

For information with respect to the Bank’s compliance with its regulatory requirements at September 30, 2012, see Note 15 of the Notes to the Consolidated Financial Statements.

On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements. The proposed rules are subject to a comment period which ended on October 22, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At September 30, 2012, the Bank was classified as well capitalized under Federal Reserve regulations.

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

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2012 of $959,000.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $10.7 million and $58.8 million, plus 10% on the remainder. The first $10.7 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2012, the Bank met its reserve requirements.

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

The Bank, as a state member of the Federal Reserve Bank must subscribe in capital stock in its district in an amount equal to six percent of its combined capital and surplus ( but excluding retained earnings). Three percent of this amount must be paid in and the remaining three percent is on call.

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

Due to stress on the Deposit Insurance Fund caused by bank failures, the FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of September 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009. The FDIC provided for similar assessments during the final two quarters of 2009, if deemed necessary. However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings was and will continue to be recorded for each regular assessment with an offsetting credit to the prepaid asset.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended September 30, 2012 averaged .66% of a basis point of assessable deposits.

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

Limits on Loans to One Borrower. The Bank is subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of September 30, 2012 was approximately $10.0 million.

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

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Depository Institution Regulation – Prompt Corrective Regulatory Action.”

Capital Requirements. The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. (Please see “Capital Requirements” earlier in this report.) At September 30, 2012, the Company’s consolidated Total and Tier 1 capital exceeded these requirements. The Dodd-Frank Act will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. Small bank holding companies, those with less than $ 500 million in assets, will be exempt from this provision. However, instruments issued before May 19, 2010 by bank holding companies with more than $15 billion of consolidated assets are subject to a three-year phase out from inclusion as Tier 1 capital, beginning January 1, 2013. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations.

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

Executive Officers

Below is information regarding the executive officers of the Company who are not also directors of the Company. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his or her position for at least five years. The ages presented are as of September 30, 2012.

Name	Position with BCSB Bancorp and/or Baltimore County Savings Bank
Anthony R. Cole	Executive Vice President and Chief Financial Officer of BCSB Bancorp and Baltimore County Savings Bank

Daniel R. Wernecke	Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank

David M. Meadows	Executive Vice President, Chief Operating Officer, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank

Bonnie M. Klein	Senior Vice President, Treasurer and Controller of BCSB Bancorp and Baltimore County Savings Bank

Anthony R. Cole joined BCSB Bancorp and Baltimore County Savings Bank as Executive Vice President and Chief Financial Officer effective September 4, 2007. Previously, Mr. Cole served as Senior Vice President and Chief Financial Officer of Bay Net a Community Bank in Bel Air, Maryland from January 2000 through March 2007. Age 51.

Daniel R. Wernecke was named Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank effective November 21, 2007. Prior to being named Executive Vice President and Chief Lending Officer, he served as Senior Vice President of Baltimore County Savings Bank in charge of lending operations. Mr. Wernecke joined Baltimore County Savings Bank in 2002. Age 56.

David M. Meadows was named Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Executive Vice President of BCSB Bancorp and Chief Operating Officer of Baltimore County Savings Bank effective November 27, 2006. He served as President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank on an interim basis from July 24, 2006 through November 26, 2006. Previously, he was a Partner in the law firm of Moore, Carney, Ryan and Lattanzi, L.L.C. Age 56.

Bonnie M. Klein joined Baltimore County Savings Bank in 1975 and has served in various capacities of increasing responsibility since then. She was named Vice President and Treasurer of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Senior Vice President of BCSB Bancorp and Baltimore County Savings Bank effective January 1, 2005. She is a Certified Public Accountant. Age 57.

Item 1A. Risk Factors

The Bank’s increased emphasis on commercial real estate and non-owner occupied residential real estate lending may expose it to increased lending risks.

In recent years, the Bank has significantly increased its emphasis on commercial real estate lending. Commercial real estate loans, which includes commercial construction and commercial lines of credit increased to $172.9 million, or 49.7% of its total loans, at September 30, 2012. Moreover, as part of the Bank’s strategy to increase earnings, it will seek to continue to increase commercial real estate lending, as well as commercial lending, and intends to add commercial lending personnel to assist in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. Also, many of the Bank’s commercial and construction borrowers have more than one loan outstanding with the Bank. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.

In addition, in recent years, the Bank has significantly increased its portfolio of non-owner occupied residential real estate lending. Non-owner occupied residential real estate loans increased to $62.1 million, or 17.9% of total loans, at September 30, 2012. These types of loans generally expose a lender to greater risk of non-payment and loss than owner occupied residential real estate loans since the collateral for owner occupants is their personal residence. In addition, non-owner occupied residential real estate loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the rental properties. Since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. The bulk of the new nonperforming loans during the twelve months ended September 30, 2012 relates to non-owner occupied residential real estate loans. The Bank’s nonperforming non-owner occupied residential real estate loans totaled $2.1 million at September 30, 2012. For further information about nonperforming non-owner occupied residential real estate loans, see “Item 1. Business – Lending Activities—Nonperforming Loans and Other Problem Assets.”

Changes in interest rates could reduce the Bank’s net interest income and earnings.

The Bank’s net interest income is the interest it earns on loans and investments less the interest it pays on its deposits and borrowings. The net interest margin is the difference between the yield the Bank earns on its assets and the interest rate it pays for deposits and its other sources of funding. Changes in interest rates – up or down – could adversely affect the Bank’s net interest margin and, as a result, its net interest income. Although the yield the Bank earns on its assets and its funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing the Bank’s net interest margin to expand or contract. Liabilities tend to be shorter in duration than the Bank’s assets, so they may adjust faster in response to changes in interest rates. As a result, when interest rates rise, the Bank’s funding costs may rise faster than the yield it earns on its assets, causing the Bank’s net interest margin to contract until the yield catches up. Changes in the slope of the “yield curve” – or the spread between short-term and long-term interest rates – could also reduce net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because the Bank’s liabilities tend to be shorter in duration than its assets, when the yield curve flattens or even inverts, the Bank could experience pressure on its net interest margin as its cost of funds increases relative to the yield that can be earned on its assets. See “Asset/Liability Management.”

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

Overall loan portfolio could negatively impact earnings.

Limited loan origination volume could negatively impact earnings. The Bank’s loan portfolio is its largest asset and produces most of the income generated by the Company. The portfolio has declined in recent years primarily due to limited loan production. Continued decline in loan originations and a resultant decline in the overall loan portfolio could negatively impact earnings.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of September 30, 2012, our mortgage-backed securities portfolio included securities with a book value of $210.7 million and an estimated fair value of $214.0 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. During the fiscal year ended September 30, 2012, we wrote down these securities for an other-than-temporary impairment of $370,000,additionally, the Company could be exposed to realized losses if these securities were to be sold in the future.

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

Additionally, on August 30, 2012, the federal banking regulatory agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. If adopted as proposed, Basel III and regulations proposed by the federal banking regulatory agencies will require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules, which are still being analyzed, will impose additional costs on banking entities and their holding companies.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2012.

	Year Opened	Owned or Leased		Expiration Date (If Leased) (1)	Net Book Value at September 30, 2012	Approximate Square Footage	Deposits at September 30, 2012
							(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased	(2)	November 2018	$81,490	8,000	$116,129

Branch Offices:
Bel Air	1975	Leased	(4)	May 2013	—	1,200	40,027
Dundalk	1976	Leased	(2)	January 2030	1,335,669	1,700	43,041
Timonium	1978	Leased		July 2013	—	2,500	62,009
Catonsville	2003	Owned			1,878,655	3,550	48,922
Abingdon	1999	Leased	(2)	October 2018	339,108	1,800	13,507
Forest Hill	1999	Leased	(2)	July 2019	292,349	1,800	26,026
Essex	1999	Leased		November 2017	—	3,200	25,420
Hickory	2000	Leased	(2)	January 2020	342,729	1,800	14,587
White Marsh	2000	Leased	(2)	January 2015	418,121	1,800	50,386
Carney	2001	Leased		February 2016	—	2,100	21,300
Lutherville	2002	Owned			856,978	7,440	28,944
Hamilton (3)	2002	Owned			208,000	1,500	8,412
Ellicott City	2002	Leased		August 2020	—	2,300	27,523
Honeygo	2005	Leased	(2)	December 2025	595,438	1,800	12,193
Sparks	2005	Leased	(2)	December 2025	558,939	1,800	18,252
Owings Mills	2005	Leased	(2)	September 2026	683,977	1,800	9,190

Administrative Offices:
4111 E. Joppa Road	1994	Owned			1,113,940	18,000	—

(1)	All leases have at least one five-year option, except for the Ellicott City location.
(2)	Building is owned, but the land is leased.
(3)	This facility has been separately categorized as held for sale. In connection with this transaction, the Company recorded a provision for loss on premises held for sale of $150,000 during the twelve months ended September 30, 2012
(4)	The Bank will be relocating its Bel Air office in May of 2013 with a three year lease with two five year options.

The net book value of the Bank’s investment in premises and equipment totaled $10.0 million at September 30, 2012. See Note 6 of Notes to Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol “BCSB” on the Nasdaq Global Market. At December 20, 2012 there were 3,188,665 shares of the common stock outstanding and approximately 2,000 holders of record of the common stock. Following are the high and low bid prices, by fiscal quarter, as reported on the Nasdaq Global Market during the periods indicated, as well as dividends declared on the common stock during each quarter.

Fiscal 2012	High	Low	Dividends Declared Per Share

First Quarter	$12.24	$9.89	$—
Second Quarter	14.43	10.61	—
Third Quarter	15.15	12.50	—
Fourth Quarter	14.76	12.83	—

Fiscal 2011	High	Low	Dividends Declared Per Share

First Quarter	$11.39	$9.50	$—
Second Quarter	13.73	10.81	—
Third Quarter	14.25	12.09	—
Fourth Quarter	14.15	11.75	—

The stated high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The Company repurchased and retired 3,454 shares of its common stock during the fiscal year ended September 30, 2012.

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

Item 6. Selected Financial Data

Selected Consolidated Financial Condition Data

	At September 30,
	2012	2011	2010	2009	2008
	(In thousands)

Total assets	$645,099	$624,856	$620,555	$569,438	$567,082
Loans receivable, net	335,616	364,843	388,933	401,011	400,469
Investment securities available for sale	4,628	6,919	18,390	—	994
Mortgage-backed securities available for sale	213,563	150,879	65,975	90,478	89,956
FHLB stock	959	1,124	1,378	1,485	1,559
Federal Reserve Bank stock	1,381	—	—	—	—
Deposits	566,356	550,014	534,366	487,989	484,791
FHLB advances	—	—	—	—	10,000
Junior Subordinated Debentures	17,011	17,011	17,011	17,011	17,011
Stockholders’ equity	55,139	51,959	61,390	59,133	49,755

Selected Consolidated Operations Data

	For the Years Ended September 30,
	2012	2011	2010	2009	2008
	(In thousands)

Interest income	$26,071	$26,935	$28,862	$29,939	$34,137
Interest expense	6,977	8,550	9,794	13,614	19,329

Net interest income	19,094	18,385	19,068	16,325	14,808
Provision for loan losses	1,200	2,100	3,100	1,350	360

Net interest income after provision for loan losses	17,894	16,285	15,968	14,975	14,448
Other income	2,450	2,002	2,406	1,875	2,047
Noninterest expenses	17,624	18,336	16,682	18,794	15,266

Income (loss) before income taxes	2,720	(49)	1,692	(1,944)	1,229
Income tax provision (benefit)	920	(165)	485	11	335

Net income (loss)	$1,800	$116	$1,207	$(1,955)	$894
Preferred stock dividends and discount accretion	—	(573)	(625)	(477)	—

Net income (loss) available to common shareholders	$1,800	$(457)	$582	$(2,432)	$894

Net income (loss) per share of common stock:

Basic	$0.58	$(0.15)	$0.20	$(0.84)	$0.30

Diluted	$0.56	$(0.15)	$0.19	$(0.84)	$0.30

Cash dividend declared per share	$—	$—	$—	$—	$—

All per share amounts have been adjusted to reflect the stock offering and conversion which occurred on April 10, 2008.

Key Operating Ratios (in %) except where noted:

	At or for the Years Ended September 30,
	2012	2011	2010	2009	2008

Performance Ratios:

Return on average assets (net income (loss) divided by average total assets)	0.28%	0.02%	0.20%	(0.34)%	0.15%
Return on average equity (net income (loss) divided by average equity) (1)	3.34	0.20	1.99	(3.36)	(2.08)
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.18	3.10	3.30	2.97	2.60
Net interest margin (net interest income divided by average interest-earning assets).	3.21	3.15	3.39	3.05	2.61
Ratio of average interest-earning assets to average interest-bearing liabilities	102.63	103.44	105.14	103.32	100.35
Ratio of noninterest expense to average total assets	2.75	2.93	2.77	3.24	2.50
Efficiency ratio	81.80	89.93	77.68	103.27	90.56
Dividend payout ratio (dividend declared per share divided by net income per share)	n/a	n/a	n/a	n/a	n/a

Asset Quality Ratios:

Nonperforming assets to total assets at end of period	3.33	3.30	2.06	1.46	0.37
Nonperforming loans to gross loans at end of period	5.71	4.69	3.21	1.88	0.21
Allowance for loan losses to gross loans at end of period	1.58	1.27	1.67	0.96	0.65
Allowance for loan losses to nonperforming loans at end of period	27.63	27.04	51.89	51.06	320.00
Provision for loan losses to gross loans	0.35	0.56	0.78	0.33	0.08
Net charge-offs to average loans outstanding	0.15	1.05	0.10	0.02	0.08

Capital Ratios:

Equity to total assets at end of period	8.55	8.31	9.89	10.38	8.77
Average equity to average assets (1)	8.43	9.08	10.04	10.02	7.05

(1)	The Company issued $10.8 million of its Cumulative Perpetual Series A Preferred Stock to the U.S. Treasury in March 2008 pursuant to the Troubled Asset Relief Program (“TARP”) and repurchased all of the same Preferred Stock from the U.S. Treasury in January 2011. “Average Equity” is calculated based upon total equity outstanding during the respective periods, including preferred equity where applicable.

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

The warrant (the “Warrant”) issued to the U.S. Treasury to purchase 183,465 shares of the Company’s common stock has not been repurchased and remains outstanding. The Warrant term is 10 years and it is immediately exercisable, in whole or in part, at an exercise price of $8.83 per share. The Company and the Bank met all regulatory requirements to be considered well-capitalized under the federal prompt corrective action regulations as of September 30, 2012. For more information on the Series A Preferred Stock and Warrant issued to the U.S. Treasury in connection with the TARP Capital Purchase program. See Note 16 of Notes to Consolidated Financial Statements and “ – Liquidity and Capital Resources.”

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

Market Risk

Management measures the Bank’s interest rate risk by computing estimated changes in the net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is the difference between incoming and outgoing discounted cash flows from assets and liabilities, with adjustments made for off-balance sheet items. These computations estimate the effect on the Bank’s NPV of sudden and sustained increases and decreases in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank’s estimated NPV in the event of increases or decreases in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels at September 30, 2012.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change (1)	% Change (2)	NPV Ratio (3)	Change (4)
	(Dollars in Thousands)

+300 bp	$65,025	$(23,699)	(27)%	10.54%	(281) bp
+200 bp	73,695	(15,029)	(17)	11.62	(173) bp
+100 bp	80,300	(8,424)	(9)	12.35	(100) bp
0 bp	88,724	—	—	13.35	—
-50 bp	90,912	2,188	2	13.54	19 bp
-100 bp	92,135	3,411	4	13.63	28 bp

(1)	Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2)	Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

***Risk Measures: 200 bp rate shock***

	At September 30,
	2012		2011

Pre-Shock NPV Ratio: NPV as % of Portfolio Value of Assets	13.35		12.55%
Exposure Measure: Post Shock NPV Ratio	11.62		11.73
Sensitivity Measure: Change in NPV Ratio	(173 bp	)	(83 bp	)

The above table indicates that at September 30, 2012, in the event of sudden and sustained increases in prevailing market interest rates, the Bank’s NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank’s NPV would be expected to increase. The Bank’s Board of Directors reviews the Bank’s NPV position quarterly, and, if estimated changes in NPV are not within the targets established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved targets. At September 30, 2012, the Bank’s estimated changes in NPV were within the targets established by the Board of Directors. NPV is calculated by a third party vendor using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions.

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and cost are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years ended September 30, 2012, September 30, 2011 and September 30, 2010. Total average assets are computed using month-end balances. No tax-equivalent adjustments have been made as the Company did not invest in any tax exempt assets during the periods presented. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of net interest income is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.

	Year Ended September 30,
	2012			2011			2010
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$340,314	$20,929	6.15%	$376,951	$22,909	6.08%	$399,771	$24,363	6.09%
Mortgage-backed securities	194,070	4,639	2.39	96,562	3,386	3.51	83,288	4,264	5.12
Investment securities and FHLB stock	6,787	373	5.50	12,137	413	3.40	2,102	33	1.62
Other interest-earning assets	54,161	130	.24	98,168	227	.23	77,480	202	.26

Total interest earning assets	595,332	26,071	4.38	583,818	26,935	4.61	562,641	28,862	5.13
Bank-owned life insurance	16,455			15,943			15,280
Noninterest-earning assets	28,426			25,060			24,675

Total assets	$640,213			$624,821			$602,596

Interest-bearing liabilities:
Deposits	$561,606	$6,333	1.13%	$546,446	$7,942	1.45%	$516,729	$9,173	1.78%
Junior subordinated debentures	17,011	644	3.79	17,011	608	3.57	17,011	621	3.64
Other liabilities	1,469	—	—	936	—	—	1,385	—	—

Total interest-bearing liabilities	580,086	6,977	1.20	564,393	8,550	1.51	535,125	9,794	1.83

Noninterest-bearing liabilities	6,163			3,673			6,950

Total liabilities	586,249			568,066			542,075
Stockholders’ equity	53,964			56,755			60,521

Total liabilities and stockholders’ equity	$640,213			$624,821			$602,596

Net interest income		$19,094			$18,385			$19,068

Interest rate spread			3.18%			3.10%			3.30%

Net interest margin (2)			3.21%			3.15%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.63%			103.44%			105.14%

(1)	Includes nonaccrual loans.
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	Year Ended September 30,
	2012 v. 2011				2011 v. 2010
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income:
Loans receivable	$(2,228)	$264	$(16)	$(1,980)	$(1,390)	$(40)	$(24)	$(1,454)
Mortgage-backed securities	3,423	(1,078)	(1,092)	1,253	680	(1,344)	(214)	(878)
Investment securities and FHLB stock	(182)	254	(112)	(40)	158	38	184	380
Other interest-earning assets	(101)	8	(4)	(97)	54	(23)	(6)	25

Total interest-earning assets	912	(552)	(1,224)	(864)	(498)	(1,369)	(60)	(1,927)

Interest expense:
Deposits	220	(1,749)	(80)	(1,609)	528	(1,705)	(54)	(1,231)
FHLB advances short-term	—	—	—	—	—	—	—	—
FHLB advances long-term	—	—	—	—	—	—	—	—
Subordinate debentures	—	36	—	36	—	(13)	—	(13)
Other liabilities	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	220	(1,713)	(80)	(1,573)	528	(1,718)	(54)	(1,244)

Change in net interest income	$692	$1,161	$(1,144)	$709	$(1,026)	$349	$(6)	$(683)

Comparison of Financial Condition at September 30, 2012 and 2011

During the twelve months ended September 30, 2012, total assets increased by $20.2 million, or 3.2%, from $624.9 million at September 30, 2011 to $645.1 million at September 30, 2012. Our cash and cash equivalents decreased $9.2 million, or 15.3% from $60.1 million at September 30, 2011 to $50.9 million at September 30, 2012, primarily due to the deployment of available liquidity to invest in mortgage-backed securities. During the twelve months ended September 30, 2012, investment securities decreased by $2.3 million, or 33.1%, from $6.9 million at September 30, 2011 to $4.6 million at September 30, 2012. The decline was primarily due to contractual maturities since there were no sales of investment securities during the period. Mortgage-backed securities available for sale increased by $63.1 million, or 41.8%, from $150.9 million at September 30, 2011 to $214.0 million at September 30, 2012. The increase was primarily due to funds available from the declining loan portfolio and increased deposit portfolio. Net loans receivable decreased $30.0 million, or 8.2%, from $364.8 million at September 30, 2011 to $334.8 million at September 30, 2012. The decrease relates primarily to a decline in residential mortgages due to accelerated repayments and sales of new loan production. The Company has employed a strategy of selling newly originated long term fixed rate residential loans into the secondary loan market. Management’s portfolio lending strategy remains focused on commercial real estate, commercial business and home equity lending.

Deposits increased by $16.3 million, or 3.0%, from $550.0 million at September 30, 2011 to $566.4 million at September 30, 2012. The Bank has been successful in attracting new deposits without increasing the overall cost for such funds.

Stockholders’ equity increased by $3.2 million, or 6.1%, from $52.0 million at September 30, 2011 to $55.1 million at September 30, 2012. This increase was due primarily to net income earned during the period, and an increase in accumulated other comprehensive income.

Asset Quality. At September 30, 2012, we had $21.5 million in nonperforming assets, consisting of $472,000 in single-family owner occupied residential loans, $2.1 million in single-family rental property loans, $3.0 million in commercial loans, $7.6 million in construction loans, $6.6 million in accruing TDR’s, and $1.7 million in other real estate owned. Included in the above-noted nonperforming loans are $9.3 million in total troubled debt restructurings, of which $7.3 million are not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of modified loan payments. At September 30, 2011, we had $20.6 million in nonperforming assets, consisting of $1.0 in single-family residential loans, $6.7 million in single-family rental property loans, $5.1 million in commercial loans, $4.5 million in construction loans, $214,000 in commercial lines of credit, $50,000 in commercial leases, $20,000 in consumer loans and $3.0 million in other real estate owned. Included in the above-noted nonperforming loans are $8.7 million in troubled debt restructurings, of which $8.6 million were not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of modified loan payments.

As noted above, nonperforming loans increased slightly during the fiscal year ended September 30, 2012 as compared to the prior year. Although fluctuations in problem assets have occurred within most loan categories, a significant portion of nonperforming loans continue to be represented by single-family rental properties. In general, these properties are owned by investors who have been negatively impacted by the protracted downturn in economic conditions, which has made debt service payments more difficult. Where deemed appropriate, the Bank has actively worked with certain of these borrowers in modifying terms to ease cash flow difficulties. Typical loan modifications include lowering rates, deferring payments or extending repayment terms. Changes in loan terms such as these require reporting of the loans as Troubled Debt Restructurings, and consequently as nonperforming loans, even though they may be current with loan payments as modified. Loan terms generally revert back to original commitments as borrowers’ positions stabilize.

Our net charge-offs for the year ended September 30, 2012 were $498,000 compared to the year ended September 30, 2011 of $4.0 million. Our allowance for loan losses was $5.5 million at September 30, 2012 compared to $4.8 million at September 30, 2011.

Comparison of Operating Results for the Years Ended September 30, 2012 and 2011

Net Income. Net income available to common shareholders was $1.8 million for the twelve months ended September 30, 2012 compared to net loss of $457,000 for the twelve months ended September 30, 2011. The increase in net income was primarily due to increases in net interest income and other income along with decreases in provisions for losses on loans, non-interest expenses and preferred stock dividends.

Net Interest Income. Net interest income increased by $709,000, or 3.9%, from $18.4 million for the twelve months ended September 30, 2011 to $19.1 million for the twelve months ended September 30, 2012. The increase in net interest income primarily was due to higher average balances on mortgage-backed securities and a declining cost of funds rate on the deposit portfolio. These increases were partially offset by a decrease in loan volume and yield on the mortgage-backed securities portfolio.

Interest Income. Interest income decreased by $864,000, or 3.2% from $26.9 million for the twelve months ended September 30, 2011 to $26.1 million for the twelve months ended September 30, 2012. Interest and fees on loans decreased by $2.0 million, or 8.6%, from $22.9 million for the twelve months ended September 30, 2011 to $20.9 million for the twelve months ended September 30, 2012. This was primarily due to lower average balances on loans as the portfolio continued to decline. Average loans declined by $36.6 million during the twelve months ended September 30, 2012 as compared to the same period in 2011. This decline was partially offset by an increase in interest on mortgage-backed securities of $1.3 million, or 37.0% from $3.4 million for the twelve months ended September 30, 2011 to $4.6 million for the twelve months ended September 30, 2012. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $97.5 million, from $96.6 million during the twelve months ended September 30, 2011 to $194.1 million during the twelve months ended September 30, 2012. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $8.5 million for the twelve months ended September 30, 2011 to $7.0 million for the twelve months ended September 30, 2012, a decrease of $1.6 million or 18.4%. Interest on deposits decreased $1.6 million, or 20.3%, from $7.9 million for the twelve months ended September 30, 2011 to $6.3 million for the twelve months ended September 30, 2012. This decrease was due to the decrease in the average cost of deposits of 32 basis points from 1.45% for the twelve months ended September 30, 2011 to 1.13% for the twelve months ended September 30, 2012. This decrease in interest expense was partially offset by an increase in the average balance of deposits of $15.2 million, or 2.8%, from $546.4 million for the twelve months ended September 30, 2011 to $561.6 million for the twelve months ended September 30, 2012.

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as reviews of impaired loans, existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the twelve months ended September 30, 2012 we established additional provisions for losses on loans of $1.2 million, as compared to a provision of $2.1 million for the twelve months ended September 30, 2011, resulting in a decline of $900,000, or 42.9%, during the fiscal year ended September 30, 2012 as compared with the prior fiscal year. The decline in provision for losses on loans was primarily due to a substantial decrease in loan charge-offs, as described below.

Loan charge-offs for the twelve months ended September 30, 2012 were $571,000 compared to $4.0 million for the twelve months ended September 30, 2011. Loan recoveries were $73,000 for the twelve months ended September 30, 2012 compared to $80,000 for the twelve months ended September 30, 2011. Specific reserves are charged off when properties are foreclosed upon and transferred to Foreclosed Real Estate. For additional information see “ – Asset Quality.”

Other Income. Other income increased $448,000, or 22.4%, from $2.0 million for the twelve months ended September 30, 2011 to $2.5 million for the twelve months ended September 30, 2012. The increase in other income for the twelve months ended September 30, 2012 was primarily attributable to an increase in gains on sale of repossessed assets of $448,000 from $7,000 for the twelve months ended September 30, 2011 to $455,000 for the twelve months ended September 30, 2012. Income from Bank Owned Life Insurance also increased by $85,000, or 15.3% from $556,000 for the twelve months ended September 30, 2011 to $641,000 for the twelve months ended September 30, 2012. These increases were partially offset by higher other-than-temporary impairment charges of $70,000, or 23.3% from $300,000 for the twelve months ended September 30, 2011, to $370,000 for the twelve months ended September 30, 2012. There was also a decrease in mortgage banking operations by $31,000, or 22.3% from $139,000 for the twelve months ended September 30, 2011 to $108,000 for the twelve months ended September 30, 2012

Noninterest Expenses. Total noninterest expenses decreased by $712,000, or 3.9%, from $18.3 million for the twelve months ended September 30, 2011 to $17.6 million for the twelve months ended September 30, 2012. This overall decline was due to decreases in several expense categories compared to the corresponding period of the prior year, including Occupancy, Data Processing, FDIC premiums, Property and equipment, Professional fees, Advertising, and a provision for loss on foreclosed real estate. The Company has successfully implemented a variety of expense reduction initiatives that have favorably impacted operating expenses. Occupancy expense decreased by $175,000, or 6.9% from $2.5 million for the twelve months ended September 30, 2011 to $2.4 million for the twelve months ended September 30, 2012. Subsequent to September 30, 2011, the Company closed one branch office and purchased another branch office that was previously leased. Both of these events helped to reduce occupancy costs. Data Processing expenses decreased by $423,000, or 24.4% from $1.7 million for the twelve months ended September 30, 2011 to $1.3 for the twelve months ended September 30, 2012. The Company has benefited from terms of a renewed service agreement with its primary third party data processor. Federal Insurance premiums decreased by $199,000, or 23.3% from $853,000 for the twelve months ended September 30, 2011 to $654,000 for the twelve months ended September 30, 2012. FDIC insurance premiums have declined as a result of the agency’s revised assessment formulas. Property and equipment expense decreased by $47,000, or 7.9%, from $599,000 for the twelve months ended September 30, 2011 to $552,000 for the twelve months ended September 30, 2012, primarily due to reduced depreciation expense as certain capitalized fixed assets have become fully depreciated. Professional fees decreased $146,000, or 22.2% from $657,000 for the twelve months ended September 30, 2011 to $511,000 for the twelve months ended September 30, 2012, primarily due to reduced legal fees. Advertising expense decreased $102,000, or 24.3% from $420,000 for the twelve months ended September 30, 2011 to $318,000 for the twelve months ended September 30, 2012. The Company has significantly reduced its marketing budget in comparison with the prior fiscal year. Provision for loss on foreclosed real estate declined by $334,000, or 100%, from $334,000 for the twelve months ended September 30, 2011, to $0 for the twelve months ended September 30, 2012. There were no additional provisions for loss deemed necessary during the current fiscal year. These decreases to non-interest expense were partially offset by increases in salaries and related expenses, provision for loss on premises held for sale and foreclosure and impaired loan expense. Salaries and related benefits increased by $587,000, or 5.9% from $9.9 million for the twelve months ended September 30, 2011 to $10.5 million for the twelve months ended September 30, 2012. The increase related primarily to additional personnel and increased benefits costs. There was a loss of $150,000 on property and equipment held for sale for the twelve months ended September 30, 2012 as compared to no loss for the twelve months ended September 30, 2011. This loss relates to the consolidation of two branch offices and the potential sale of one of the buildings. Foreclosure and impaired loan expense increased by $117,000, or 39.1%, from $299,000 for the twelve months ended September 30, 2011 to $416,000 for the twelve months ended September 30, 2012 primarily due to increased Foreclosed real estate during the period.

Income Taxes. Our income tax expense (benefit) was $920,000 and $(165,000) for the twelve months ended September 30, 2012 and 2011, respectively. The change in income taxes for the twelve months ended September 30, 2012 as compared to the same period in the prior year was primarily due to increased pretax earnings.

Preferred Stock Dividends and Discount Accretion. In January of 2011 the Company purchased all $10.8 million of it’s Cumulative Perpetual Series A Preferred Stocks issued to the U.S. Treasury in March 2008 pursuant to TARP. The redemption resulted in accelerated accretion of remaining discounts on the stock. This accretion combined with dividends on the stock, totaled $573,000 during the fiscal year ended September 30, 2011. No such dividends or discount accretion took place during the fiscal year ended September 30, 2012 since the stock was repurchased during the prior fiscal year.

Liquidity and Capital Resources

At September 30, 2012, the Bank and the Company exceeded all regulatory minimum capital requirements. For information regarding the capital levels and corresponding regulatory requirements at September 30, 2012, see Note 15 of Notes to Consolidated Financial Statements

The Company’s primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The primary investing activities of the Bank are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2012 and 2011, the Bank had $50.0 million and $53.6 million, respectively, of loan originations. During the year ended September 30, 2012, the Company did not purchase any investment securities. During the year ended September 30, 2011, the Company purchased investment securities in the amount of $15.6 million. During the years ended September 30, 2012 and 2011, the Company purchased mortgage-backed securities in the amounts of $103.0 million and $100.2 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank had the ability to obtain advances from the Federal Home Loan Bank of Atlanta up to $84.5 million at September 30, 2012 and an available line of credit at Manufacturers and Traders Trust Company for $5.0 million. The Company also has the availability to borrow from the discount window at the Federal Reserve Bank. Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2012, cash, interest-bearing deposits in other banks and federal funds sold totaled $8.4 million, $11.5 million and $31.0 million, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2012 totaled $128.6 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank’s exposure to credit loss from nonperformance by the other party. The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At September 30, 2012, the Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $390,000, $32.2 million and $10.8 million, respectively. See Note 3 of Notes to The Consolidated Financial Statements.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 4.10% at September 30, 2012. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I’s obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest. The Company used a portion of the net proceeds that it retained its 2008 public stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.45% at September 30, 2012. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II’s obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $644,000 during the year ended September 30, 2012 and $608,000 during the year ended September 30, 2011.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30,
	2012	2011
	(In thousands)

Commitments to originate new loans	$10,758	$6,592
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	32,225	33,831
Commercial letters of credit	390	401

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

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2012.

	Payments Due by Period
	Less than 1 Year	1 – 3 Years	4 – 5 Years	Over 5 Years	Total
	(In thousands)

Time deposits	$128,580	$126,517	$15,452	$—	$270,549
Junior subordinated debenture	—	—	—	17,011	17,011
Lease obligations	1,056	3,408	1,207	11,578	17,249

Total contractual cash obligations	$129,636	$129,925	$16,659	$28,589	$304,809

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

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except for the guarantees made by the Company with respect to the trust preferred securities issued by each of the Business Trust and the Statutory Trust, which are discussed in the “ – Liquidity and Capital Resources” subsection of this Annual Report and in Note 9 to the Notes to The Consolidated Financial Statements. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets. Additionally, the Bank does have commitments to originate loans in the ordinary course of business, as disclosed herein.

Impact of New Accounting Standards

In April, 2011, the FASB issued ASU No. 2011 -03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011 -03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2012 -03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2012 -03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance was effective for the Company’s reporting period ended June 30, 2012. The guidance was applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012 and did not have a material impact on the Company’s statements of income and condition.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2012 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of September 30, 2012, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

During the year ended September 30, 2012, we completed the implementation of a new general ledger and accounts payable application. The upgrade was not made in response to any deficiency or weakness in our internal controls. There were no changes in our system of internal control over financial reporting (as such term is defined in exchange Act Rule 13a-15(f)) during the year ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal controls over financial reporting

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The information relating to the directors of the Company is incorporated herein by reference to the section captioned “Items to be Voted Upon by Stockholders – Item 1 – Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”).

Executive Officers

The information relating to executive officers of the Company is incorporated herein by reference to Item 1, “Business – Executive Officers” in this Annual Report on Form 10-K.

Corporate Governance

The information regarding the Company’s Audit Committee and audit committee financial expert is incorporated hereby by reference to the section captioned “Corporate Governance – Committees of the Board of Directors – Audit/Committee” in the Proxy Statement.

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

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2012.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	240,653	$11.49	—

Equity compensation plans not approved by security holders	—	—	—

Total	240,653	$11.49	—

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

Item 15. Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements appear beginning on page F-1 in this annual report on form 10K):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2012 and 2011

Consolidated Statements of Operations for the Years Ended September 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (3)

4.4	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (4)

4.6	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (4)

4.7	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.6) (4)

10.1	Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (1)

10.2	Amendment to Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (5)

10.3	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.4	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and David M. Meadows+ (1)

10.5	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (1)

10.6	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (5)

10.7	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and Daniel R. Wernecke + (1)

10.8	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and each of David M. Meadows, Bonnie M. Klein and Daniel R. Wernecke + (5)

10.9	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (1)

10.10	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and David M. Meadows + (1)

10.11	Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan + (1)

10.12	BCSB Bancorp, Inc. Management Recognition Plan and Trust + (1)

10.13	BCSB Bancorp, Inc. 1999 Stock Option Plan + (1)

10.14	BCSB Bancorp, Inc. 2009 Equity Incentive Plan + (6)

10.15	Baltimore County Savings Bank, F.S.B. Supplemental Director Retirement Agreement + (1)

10.16	Baltimore County Savings Bank, F.S.B. Survivor Income Plan + (1)

10.17	Baltimore County Savings Bank F.S.B. Supplemental Executive Retirement Plan + (7)

10.18	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (4)

10.19	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A,. dated September 30, 2004 (4)

10.20	Standstill Agreement, dated July 29, 2011, between BCSB Bancorp, Inc. and Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley (8)

10.21	Amendment to Supplemental Executive Retirement Plan between Baltimore County Savings Bank and each of Joseph J. Bouffard, Anthony R. Cole and Daniel R. Wernecke (9)

10.22	Credit Agreement, dated January 18, 2011 by and between BCSB Bancorp, Inc. and Manufacturers and Traders Trust Company (10)

14	Code of Ethics (5)

21	Subsidiaries of the Registrant

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Annual Report on Form 10-K for the Year Ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Stockholders’ Equity’ (iv) Consolidated Statements of Cash Flows; and (v) Notes to the Consolidated Financial Statements.

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
(5)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 0-53163).
(6)	Incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of shareholders filed with the SEC on April 10, 2009 (File No. 0-53163).
(7)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 (File No. 0-53163).
(8)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 0-53163).
(9)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-53163).
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 0-53163).
*	Furnished, not filed

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BCSB Bancorp, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of BCSB Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years in the two year period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland

December 28, 2012

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2012	2011
	(dollars in thousands except per share data)
Assets
Cash	$8,389	$8,139
Interest bearing deposits in other banks	11,501	12,839
Federal funds sold	31,034	39,130

Cash and cash equivalents	50,924	60,108

Investment securities, available for sale	4,628	6,919
Loans available for sale	806	—
Loans receivable, net of allowances of $5,470 and $4,768	334,810	364,843
Mortgage backed securities, available for sale	213,563	150,879
Foreclosed real estate	1,674	2,999
Premises and equipment, net	10,080	9,932
Premises and equipment, net, held for sale	208	—
Federal Home Loan Bank of Atlanta stock, at cost	959	1,124
Federal Reserve Bank stock, at cost	1,381	—
Bank owned life insurance	16,869	16,228
Accrued interest and other assets	9,197	11,824

Total assets	$645,099	$624,856

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$35,264	$30,121
Interest-bearing	531,092	519,893

Total deposits	566,356	550,014
Junior subordinated debentures	17,011	17,011
Other liabilities	6,593	5,872

Total liabilities	589,960	572,897

Commitments and contingencies (Notes 3, 4, 5, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, and 17)

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,188,665 and 3,192,119 shares issued and outstanding at September 30, 2012 and September 30, 2011, respectively)	32	32
Stock warrants	481	481
Additional paid-in capital	39,880	39,510
Obligation under rabbi trust	1,013	1,014
Retained earnings	14,041	12,241
Accumulated other comprehensive income, net of related deferred tax effect	1,511	583
Employee stock ownership plan	(855)	(937)
Stock held by rabbi trust	(964)	(965)

Total stockholders’ equity	55,139	51,959

Total liabilities and stockholders’ equity	$645,099	$624,856

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended September 30,
	2012	2011
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$20,929	$22,909
Interest on mortgage backed securities	4,639	3,386
Interest and dividends on investment securities	373	413
Other interest income	130	227

Total interest income	26,071	26,935

Interest Expense
Interest on deposits	6,333	7,942
Other interest expense – debentures	644	608

Total interest expense	6,977	8,550

Net interest income	19,094	18,385
Provision for losses on loans	1,200	2,100

Net interest income after provision for losses on loans	17,894	16,285

Other Income
Total other-than-temporary impairment charges	(347)	(647)
Less: Portion included in other comprehensive income (pre-tax)	(23)	347

Net other-than-temporary impairment charges on securities available for sale	(370)	(300)
Gain on repossessed assets	455	7
Mortgage banking operations	108	139
Fees on transaction accounts	612	616
Income from bank owned life insurance	641	556
Miscellaneous income	1,004	984

Total other income	2,450	2,002

Non-Interest Expenses
Salaries and related expense	10,516	9,929
Occupancy expense	2,359	2,534
Data processing expense	1,312	1,735
Federal deposit insurance premiums	654	853
Property and equipment expense	552	599
Professional fees	511	657
Advertising	318	420
Telephone, postage and office supplies	311	308
Provision for loss on foreclosed real estate	—	334
Provision for loss on premises held for sale	150	—
Foreclosure and impaired loan expenses	416	299
Other expenses	525	668

Total non-interest expenses	17,624	18,336

Income (Loss) before income tax expense (benefit)	2,720	(49)
Income tax expense (benefit)	920	(165)

Net income	1,800	116
Preferred stock dividends and discount accretion	—	(573)

Net income (loss) available to common shareholders	$1,800	$(457)

Per Share Data:
Basic earnings (loss) per common share	$0.58	$(0.15)

Diluted earnings (loss) per common share	$0.56	(0.15)

Dividends per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended September 30,
	2012	2011
	( in thousands)
Net income	$1,800	$116
Adjustment for loss on sale of mortgage-backed securities	(6)	—
Other comprehensive income net of tax:
Unrealized net holding gains on Available-for-sale portfolios, net of tax of $604 and $643, respectively	934	988

Comprehensive income	$2,728	$1,104

The accompanying notes to consolidated financial statements are an integral part of these statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

	Preferred Stock	Common Stock	Stock Warrants	Additional Paid-In Capital	Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Employee Stock Ownership Plan	Stock Held By Rabbi Trust	Total Stockholders’ Equity
	(dollars in thousands except per share data)

Balance – September 30, 2010	$10,469	$31	$481	$39,084	$1,002	$12,698	$(405)	$(1,017)	$(953)	$61,390
Preferred stock discount accretion	—	—			—	(332)	—	—	—	(332)
Repurchase of preferred stock	(10,469)									(10,469)
Newly authorized shares for MRP plan		1		(1)						—
Compensation under stock based benefit plans	—	—	—	427	—	—	—	80	—	507
Dividends on preferred stock					—	(241)	—	—	—	(241)
Acquisition of stock for rabbi trust					67	—			(67)	—
Distribution of stock for rabbi trust	—	—	—		(55)	—	—	—	55	—
Net income for the year ended September 30, 2011	—	—	—		—	116	—	—	—	116
Net change in unrealized gain on investment securities and mortgage backed securities, net of tax of $643	—	—	—		—	—	988	—	—	988

Balance – September 30, 2011	—	32	481	39,510	1,014	12,241	583	(937)	(965)	51,959
Compensation under stock based benefit plans	—	—	—	410	—	—	—	82	—	492
Repurchase of Common Stock				(40)						(40)
Acquisition of stock for rabbi trust					53				(53)	—
Distribution of stock for rabbi trust	—	—	—		(54)	—	—	—	54	—
Net income for the year ended September 30, 2012	—	—	—		—	1,800	—	—	—	1,800
Net change in unrealized gain on investment securities and mortgage backed securities, net of tax of $604	—	—	—		—	—	928	—	—	928

Balance – September 30, 2012	$—	$32	$481	$39,880	$1,013	$14,041	$1,511	$(855)	$(964)	$55,139

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$1,800	$116
Adjustments to reconcile net income to net cash provided by operating activities
Loss on sale of mortgage-backed securities	6	—
Other-than-temporary impairment charges on securities available for sale	370	300
Accretion of deferred loan fees, net	(245)	(208)
Non-cash compensation under stock-based benefit plan	492	507
Provision for losses on loans	1,200	2,100
Amortization of purchase premiums and discounts, net	797	433
Provision for depreciation	729	706
Provision for loss on premises held for sale	150	—
Gain on sale of real estate and repossessed assets	(455)	(7)
Increase in cash surrender value of bank owned life insurance	(641)	(556)
Provision for losses on foreclosed real estate	—	334
Decrease in accrued interest and other assets	2,009	1,506
Gain on sale of loans	(138)	(173)
Loans originated for sale	(11,067)	(13,231)
Proceeds from loans sold	10,399	14,339
Increase in other liabilities	794	58

Net cash provided by operating activities	6,200	6,224

Cash Flows from Investing Activities
Purchase of bank owned life insurance	—	(17)
Proceeds from maturity of interest bearing deposits in other banks	—	100
Purchase of investment securities – available for sale	—	(15,600)
Proceeds from maturities of investment securities – available for sale	2,000	27,000
Net decrease in loans	27,852	18,038
Proceeds from sale of foreclosed real estate	3,006	—
Proceeds from sale of mortgage-backed securities – available for sale	1,225	—
Purchase of mortgage backed securities – available for sale	(103,022)	(100,238)
Principal collected on mortgage backed securities	39,775	15,628
Investment in premises and equipment	(1,234)	(2,813)
Redemption of Federal Home Loan Bank of Atlanta stock	165	255
Purchase of Federal Reserve Bank Stock	(1,433)	—
Redemption of Federal Reserve Bank Stock	52	—
Decrease in accounts payable trade date securities	—	(2,000)

Net cash (used) by investing activities	(31,614)	(59,647)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For Years Ended September 30,
	2012	2011
	(dollars in thousands)
Cash Flows from Financing Activities
Net increase in deposits	$16,342	$15,648
Net (decrease) increase in advances by borrowers for taxes and insurance	(72)	25
Repurchase of common stock	(40)	—
Repurchase of preferred stock	—	(10,800)
Dividends paid on preferred stock	—	(241)

Net cash provided by financing activities	16,230	4,632

Decrease in cash and cash equivalents	(9,184)	(48,791)
Cash and cash equivalents at beginning of period	60,108	108,899

Cash and cash equivalents at end of period	$50,924	$60,108

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$6,950	$8,464

Income taxes	$200	$595

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to real estate owned	$1,226	$3,333

Transfer from real estate owned to loans	$650	$—

Transfer from premises and equipment to premises and equipment held for sale	$208	$—

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

Business - The Company’s primary purpose is ownership of the Bank. The Bank’s primary business activity is the acceptance of deposits from the general public in its market area and using the proceeds for investments and loan originations. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulations of certain federal and State agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation - The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, valuations of foreclosed real estate, intangible assets, deferred income taxes and other-than-temporary impairment of investment securities.

Investments Securities and Mortgage Backed Securities - We designate securities into one of three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

Estimated fair value is determined based on bid prices received from third party pricing services. Gains or losses on the sale of investments are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the expected life of the security using the interest method.

A decline in the fair value of any available for sale or held to maturity security, below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment loss is bifurcated between that related to credit loss which is recognized in non-interest income and that related to all other factors which is recognized in other comprehensive income. To determine whether an impairment is other than temporary, the Company considers, among other thinks, the duration and the extent to which the fair value of an investment is less than its cost, changes in value subsequent to year end, forecast performance of the issuer, and whether the Company has the intent to hold the investment until market price recovery, or for debt securities whether the Company has the intent to sell the security or more likely than not will be required to sell the debt security before its anticipated recovery

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

Restricted Stock Investments - The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in capital stock of the Federal Home Loan Bank of Atlanta (“FHLB”) in varying amounts based on balances of outstanding home loans and on amounts borrowed from the FHLB. Because no ready market exists for this stock and it has no quoted market value, the Bank’s investment in this stock is carried at cost.

The Bank, as a state member of the Federal Reserve Bank must subscribe in capital stock in its district in an amount equal to six percent of its combined capital and surplus (but excluding retained earnings). Three percent of this amount must be paid in and the remaining three percent is on call.

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

Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrower’s financial condition is such that collection of interest is doubtful or when payment of principal and interest has become ninety days past due unless the obligation is well secured and in the process of collection. Specifically, interest payments received are recognized as interest income or, if the ultimate collectability of principal is in doubt, are applied to principal. .A loan is considered past due or delinquent when a contractual payment is not paid in the month it is due.

Loans Held for Sale - Loans held for sale are carried at lower of cost or market value in the aggregate. Market value is derived from secondary market quotations for similar instruments. Net unrealized losses are recognized through a valuation allowance by charges to income.

Allowance for Losses on Loans - An allowance for losses on loans is provided through charges to income in an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible, based on evaluations of the collectability of loans and prior loan loss experience. The allowance consists of specific and general reserve components. For individual loans that are classified as impaired, an allowance is established when the collateral value, less estimated selling costs, of the impaired loan is lower than the carrying amount of that loan. The general reserve component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Loans deemed to be uncollectible are charged against the allowance for losses on loans and subsequent recoveries, if any, are credited to the allowance. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers’ ability to pay. Management believes the allowance for losses on loans is adequate. While management uses available information to estimate losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the state of Maryland. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for losses on loans. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

In accordance with the provisions of FASB’s accounting standards codification, (“FASB ASC”) Topic 310 “Receivables,” the Bank determines and recognizes impairment of certain loans. A loan is determined to be impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered impaired during a period of delay in payment if the Bank expects to collect all amounts due, including past-due interest. The Bank generally considers a period of delay in payment to include delinquency up to and including 90 days. The accounting codification requires that impaired loans be measured at the present value of its expected future cash flows discounted at the loan’s effective interest rate, or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

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

Loan Servicing and Mortgage Servicing Rights - The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated by calculating the net present values of the cash flows over the life of the loans. Impairment is determined on a loan by loan basis. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a loan exceeds its fair value.

Following is an analysis of the change in mortgage servicing rights for loans originated and sold during the year and the unamortized balance and change in mortgage servicing rights from loans originated and sold in prior periods:

	2012	2011
	(dollars in thousands)

Balance October 1,	$110	$212
Capitalized	—	—
Allowance for loss on Mortgage Servicing Rights	—	(22)
Amortization	(58)	(80)

Balance September 30,	$52	$110

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

Premises and Equipment - Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the useful lives of the respective assets.

Premises and Equipment, held for sale - Premises and equipment held for sale are recorded at net realizable value. The Board of Directors of Baltimore County Savings Bank recently made a decision to close the Hamilton branch and consolidate it into the Carney Branch. It is more likely than not that the building will be sold in the near future. Accordingly, the facility has been separately categorized as held for sale.

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

The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “ Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return, FASB ASC 740 also provides guidance on derecognition, classifications, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2012, 2011 and 2010, there were no unrecognized tax benefits. The Company does not anticipate the total mount of unrecognized tax benefits to significantly change within the next 12 months. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. The Company is no longer subject to federal and state income tax examinations for tax years prior to 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Significant Group Concentrations of Credit Risk - Most of the Bank’s activities are with customers located within the greater Baltimore metropolitan area. The Bank does not have any significant concentrations to any one industry or customer.

Earnings Per Share - Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the years ended September 30, 2012 and 2011 are as follows:

	2012
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands except per share data)
Basic EPS
Income to shareholders	$1,800	3,102
Less preferred dividend	—

Income available to common shareholders	1,800	3,102	$0.58

Diluted EPS
Effect of dilutive shares	—	96	(.02)

Income available to common shareholders	$1,800	3,198	$0.56

	2011
Basic EPS
Income to shareholders	$116	2,993
Less preferred dividend	(573)

Loss available to common shareholders	(457)	2,993	$(0.15)

Diluted EPS
Effect of dilutive shares	—	70	—

Loss available to common shareholders	$(457)	3,063	$(0.15)

Options to purchase 60,454 shares which were outstanding at September 30, 2012 and 45,402 shares which were outstanding September 30, 2011, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

Employee Stock Ownership Plan - The Company accounts for its Employee Stock Ownership Plan (“ESOP”) in accordance with FASB’s accounting standards codification (See Note 12). Allocated ESOP shares are considered to be outstanding for the computation of EPS as they are committed to be released.

Rabbi Trust - The Company established a rabbi trust to fund certain benefit plans. The Company accounts for these plans in accordance with FASB’s accounting standards codification guidance. Until the plan benefits are paid, creditors may make claims against the assets if the Company becomes insolvent.

Advertising - All advertising costs are expensed as incurred.

Share-Based Compensation - Compensation expense for awards of equity instruments is recognized on a straight-line basis over the requisite service period based on the grant date fair value estimated in accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 718 “Compensation-Stock Compensation”’ Share-based compensation expense is included in Salaries and Related expenses in the consolidate statements of operations. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model using assumptions for the expected option term, expected price volatility, risk-free interest rate, and expected dividend yield.

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

Guarantees - The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year, which can be renewed depending upon the circumstances of the projects’ progress. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $390,000 of standby letters of credit as of September 30, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2012 for guarantees under standby letters of credit issued is not material.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies - continued

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities net of taxes, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

Bank Owned Life Insurance - The Company purchased single-premium life insurance policies on certain employees of the Company. Appreciation in the cash surrender value of the insurance policies is classified in non-interest income.

Core Deposit Intangible - The Company recognized a core deposit intangible as a result of the merger with WHG Bancshares Corporation in 2002. This deposit base is assumed to decay over time as funds are withdrawn by customers. Amortization is calculated using algebraic formulas taking into account current portfolio costs and the current short term LIBOR.

(dollars in thousands)	As of September 30, 2012	As of September 30, 2011

Core Deposit Intangible	$630	$630
Accumulated Amortization	(593)	(579)

Net Balance	$37	$51

Aggregate Amortization Expense

For the year ended September 30, 2012	$14
For the year ended September 30, 2011	24

Estimated Amortization Expense

For the year ending September 30, 2013	13
For the year ending September 30, 2014	12
For the year ending September 30, 2015	12

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements - In April, 2011, the FASB issued ASU No. 2011 -03, “Reconsideration of Effective Control for Repurchase Agreements.” ASU No. 2011 -03 affects all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in ASU No. 2012 -03 remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. ASU No. 2012 -03 also eliminates the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance was effective for the Company’s reporting period ended June 30, 2012. The guidance was applied prospectively to transactions or modifications of existing transaction that occur on or after January 1, 2012 and did not have a material impact on the Company’s statements of income and condition.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Developments

The Board of Directors of Baltimore County Savings Bank recently made a decision to close the Hamilton branch and consolidate it into the Carney Branch. It is more likely than not that the building will be sold in the near future. Accordingly, the facility has been separately categorized as held for sale. In connection with this transaction, the Company recorded a provision for loss on premises held for sale of $150,000 during the twelve months ended September 30, 2012.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale are as follows as of September 30, 2012 and, 2011.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

September 30, 2012
Corporate Bonds	$4,880	$—	$(352)	$4,528
Equity Investments	100	—	—	100

	$4,980	$—	$(352)	$4,628

September 30, 2011
US Government and Agency securities	$2,000	1	—	$2,001
Corporate Bonds	4,880	—	(62)	4,818
Equity Investments	100	—	—	100

	$6,980	$1	$(62)	$6,919

There were no sales of available for sale investment securities during the fiscal years ended September 30, 2012 or 2011.

The equity investment is carried at amortized cost. This represents stock owned by the Company in one local banking company.

Below is a schedule of investment securities with unrealized losses as of September 30, 2012 and 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$—	$—	$4,528	$(352)	$4,528	$(352)

Total temporarily impaired securities	$—	$—	$4,528	$(352)	$4,528	$(352)

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$3,442	$(58)	$1,376	$(4)	$4,818	$(62)

Total temporarily impaired securities	$3,442	$(58)	$1,376	$(4)	$4,818	$(62)

At September 30, 2012 and September 30, 2011 the Company had two investment securities in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities Available for Sale - continued

The following is a summary of investment securities by maturity:

	September 30, 2012
(in thousands)	Amortized Cost	Fair Value

Available for sale:

Corporate Bonds
Due within 12 months	$—	$—
Due beyond 12 months but within five years	1,380	1,332
Due beyond five years but within ten years	3,500	3,196
Due beyond ten years	—	—

Total Corporate Bonds	4,880	4,528

Total Investment Securities	$4,880	$4,528

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable at September 30, 2012 and 2011 consist of the following:

	September 30,
(in thousands)	2012	2011
Single-family residential mortgages	$76,823	$92,924
Single-family rental property loans	62,111	64,715
Commercial real estate loans	141,364	142,630
Construction loans	21,396	29,377
Commercial loans secured	71	501
Commercial loans unsecured	60	69
Commercial lease loans	20	312
Commercial lines of credit	9,952	7,919
Automobile loans	437	1,009
Home equity lines of credit	32,840	33,649
Other consumer loans	1,714	2,007

	346,788	375,112

Less - undisbursed portion of loans in process	(6,467)	(5,304)
- unearned interest	(3)	(4)
- deferred loan origination fees and costs	(38)	(193)
- allowance for loans losses	(5,470)	(4,768)

	$334,810	$364,843

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

Non-accrual loans totaled approximately $13.1 million, and $17.6 million, at September 30, 2012 and 2011, respectively. As of September 30, 2012, $2.0 million of loan loss allowances were allocated to all loans classified as impaired. At September 20, 2011, $1.1 million of loan loss allowances were allocated to all loans classified as impaired. Assets classified as troubled debt restructurings are included in nonperforming assets. The total of troubled debt restructurings are $9.3 million, of which $7.2 million are not delinquent based on their revised terms. Reporting guidance requires disclosure of these loans as non-performing even though they are current in terms of principal and/or interest payments.

Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended September 30, are summarized below:

(in thousands)	Years Ended September 30,
	2012	2011

Interest income that would have been recognized	$1,065	$1,178
Interest income recognized	439	745

Interest income not recognized	$626	$433

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

(in thousands)	Years Ended September 30,
	2012	2011
Beginning balance	$254	$290
New loans	31	—
Loan repayments	(29)	(36)

Ending balance	$256	$254

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - continued

The Bank services loans for others. The amount of such loans serviced at September 30, 2012 and 2011 was $19.8 million and $25.6 million, respectively. At September 30, 2012 and 2011, the Bank had no loans sold with recourse.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $216,000 and $290,000 at September 30, 2012 and 2011, respectively.

The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank's exposure to credit loss from nonperformance by the other party. Unless noted otherwise, the Bank does not require collateral or other security to support financial instruments with off-balance-sheet credit risk.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - continued

Financial Instruments Whose Contract Amounts Represents Credit Risk	Contract Amount at September 30,
(in thousands)	2012	2011
Standby letters of credit	$390	$401
Commercial lines of credit	6,670	8,265
Home equity lines of credit	24,850	24,887
Loan commitments, fixed rates	10,758	6,592
Overdraft protection lines of credit	705	679

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

Home equity and commercial lines of credit are loan commitments to individuals and companies and have fixed expiration dates as long as there is no violation of any condition established in the contract. The Bank evaluates each customer's credit worthiness on a case-by-case basis.

Rates on mortgage loan commitments for fixed rate loans ranged from 3.25% to 3.625% at September 30, 2012. There were two single family residential mortgage loan commitments for fixed rate loans at September 30, 2012. There were no single family residential mortgage loan commitments for variable rate loans or fixed rate home equity commitments at September 30, 2012 and 2011. Rates on home equity loan commitments, for variable rate loans, range from prime minus 1/2% to prime, with some having a floor of 4.0%.

Rates on commercial loan commitments for fixed rate loans ranged from 4.75% to 5.50% and 6.16% to 6.75% at September 30, 2012 and 2011, respectively. There were no commercial loan commitments with variable rates at September 30, 2012, or September 30, 2011.

No amount was recognized in the statement of financial condition at September 30, 2012 and 2011, as liability for credit loss nor was any liability recognized for fees received for standby letters of credit.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans

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

Impaired loans are reviewed individually for potential loss. In instances where loan balances exceed estimated realizable values, specific loss allocations are identified and established.

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

During the twelve months ended September 30, 2012, we modified our loss reserve assessment approach to expand analysis of loss rates from a period of the previous one year to the prior two years on a rolling quarter-to-quarter basis. The result was then annualized and applied to loan pools specified above. Also during the twelve months ended September 30, 2012, the Company isolated a segment of the loan portfolio, residential non-owner occupied loans, to perform more detailed analysis for potential losses.

A two year look back period of charge-off experience is considered to more reasonably approximate current loss exposure within the portfolio. As mentioned above, we also employed a more detailed approach in reviewing residential non-owner occupied loans during the twelve months ended September 30, 2012. Loss rates for this category have been noticeably higher than other types of loans. Additionally, geographic concentration is considered to be more of a risk factor for this type of product. Loans within this category are segregated by internal risk ratings, with higher reserves allocated as risk ratings reflect more potential for loss.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The Allowance for Losses and Recorded Investment in loans for the twelve months ended September 30, 2012 are as follows:

Allowance for Losses on Loans

For the period ended September 30, 2012

(Dollars in thousands)

	Residential Loans	Non- Owner Occupied Residential Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Twelve Months ended September 30, 2012
Allowance for losses on loans:
Beginning Balance	$205	$1,595	$1,513	$1,267	$168	$—	$20	$4,768
Charge-Offs	(9)	(513)	(35)	—	—	—	(14)	(571)
Recoveries	1	5	16	—	—	—	51	73
Provisions	(57)	1,145	(17)	225	(49)	—	(47)	1,200

Ending Balance	$140	$2,232	$1,477	$1,492	$119	$—	$10	$5,470

Ending balance individually evaluated for impairment	$1,163	$7,135	$5,560	$8,267	$210	$—	$—	$22,335	(1)

Ending balance collectively evaluated for impairment	$75,660	$54,976	$145,907	$13,129	$32,630	$437	$1,714	$324,453	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$840	$111	$1,071	$—	$—	—	$2,022

Ending Allowance balance for loans collectively evaluated for impairment	$140	$1,392	$1,366	$421	$119	$—	$10	$3,448

(1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The Allowance for Losses on Loans and Recorded Investment in loans for the twelve months ended September 30, 2011 are as follows:

Allowance for Losses on Loans

For the period ended September 30, 2011

(Dollars in thousands)

	Residential Loans	Non- Owner Occupied Residential Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Twelve Months ended September 30, 2011
Allowance for losses on Loans:
Beginning Balance	$105	$74	$5,380	$906	$108	$61	$—	$6,634
Charge-Offs	—	(1,385)	(2,247)	(366)	—	(28)	(20)	(4,046)
Recoveries	—	—	—	—	—	80	—	80
Provisions	100	2,906	(1,620)	727	60	(113)	40	2,100

Ending Balance	$205	$1,595	$1,513	$1,267	$168	$—	$20	$4,768

Ending balance individually evaluated for impairment	$6,008	$1,627	$5,361	$4,534	$80	$—	$20	$17,630	(1)

Ending balance collectively evaluated for impairment	$86,916	$63,088	$146,070	$24,843	$33,569	$1,009	$1,987	$357,482	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$566	$88	$451	$—	$—	$20	$1,125

Ending Allowance balance for loans collectively evaluated for impairment	$646	$587	$1,426	$816	$168	$—	$—	$3,643

(1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

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

The following are the definitions of the Company’s credit quality risk ratings:

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The risk ratings of loans as of September 30, 2012 and 2011 are as follows:

September 30, 2012

(Dollars in thousands)

	Residential Loans	Non- Owner Occupied Residential Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total

Grade
Pass	$76,166	$49,817	$141,413	$13,129	$32,840	$437	$1,714	$315,516
Special Mention	119	3,824	2,465	—	—	—	—	6,408
Substandard	538	8,470	7,589	8,267	—	—	—	24,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$76,823	$62,111	$151,467	$21,396	$32,840	$437	$1,714	$346,788	(1)

September 30, 2011

(Dollars in thousands)

	Residential Loans	Non- Owner Occupied Residential Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total

Grade
Pass	$91,083	$57,788	$146,336	$19,721	$33,322	$1,009	$1,987	$351,246
Special Mention	1,243	3,999	1,121	5,562	109	—	—	12,034
Substandard	598	2,928	3,974	4,094	218	—	20	11,832
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$92,924	$64,715	$151,431	$29,377	$33,649	$1,009	$2,007	$375,112	(1)

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

A small portion of the Bank’s single-family mortgage loans carry adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts per loan terms based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied, although management has decided to limit future origination volume for this loan product. Single-family residential mortgage loans secured by nonowner-occupied properties are made on a five year fixed-rate or an adjustable-rate basis and carry interest rates above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is generally 5 years with amortizations up to 25 years.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Construction Lending. A portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on fixed rate terms. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are set at the prime rate plus a margin of between 0% and 1.5%, typically with interest rate floors. Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin of between 0% and 1.5% and adjust monthly, typically with interest rate floors with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan.

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

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate, typically with interest rate floors and are offered at rates from prime plus 0% to prime plus 3.5%, typically with interest rate floors.

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

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Impaired loans for the twelve months ended September 30, 2012 are as follows:

Impaired Loans

As of September 30, 2012

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan	$1,163	$1,163	$—
Non-Owner Occupied Residential Loans	2,123	2,123	—
Commercial Loans	3,925	3,925	—
Construction Loans	2,775	2,775	—
Home Equity Loans	210	210	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$10,196	$10,196	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Non-Owner Occupied Residential Loans	5,012	5,012	840
Commercial Loans	1,635	1,635	111
Construction Loans	5,492	5,492	1,071
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$12,139	$12,139	$2,022

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Impaired loans for the twelve months ended September 30, 2011 are as follows:

Impaired Loans

As of September 30, 2011

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan	$968	$968	$—
Non-Owner Occupied Residential Loans	5,148	5,148	—
Commercial Loans	5,065	5,065	—
Construction Loans	1,840	1,840	—
Home Equity Loans	80	80	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$13,101	$13,101	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Non-Owner Occupied Residential Loans	1,519	1,519	566
Commercial Loans	296	296	88
Construction Loans	2,694	2,694	451
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	20	20	20

Total	$4,529	$4,529	$1,125

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the twelve months ended September 30, 2012 and September 30, 2011:

	Twelve Months Ended September 30, 2012		Twelve Months Ended September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loans	$1,174	$64	$973	$34
Non-Owner Occupied Residential Loans	2,125	51	4,251	197
Commercial Loans	3,993	105	5,102	167
Construction Loans	2,988	142	2,307	115
Home Equity Loans	212	6	80	2
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$10,492	$368	$12,713	$515

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—	$—
Non-Owner Occupied Residential Loans	5,155	288	1,530	107
Commercial Loans	1,669	96	304	9
Construction Loans	5,494	153	2,717	112
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	21	2

Total	$12,318	$537	$4,572	$230

1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loan origination fees and costs and allowances for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Past due loans for the twelve months ended September 30, 2012 and 2011 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2012

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$360	$82	$472	$914	$75,909	$76,823	$—	$—
Non-Owner Occupied Residential loans	180	340	2,128	2,648	59,463	62,111	741	—
Commercial Loans	—	—	2,994	2,994	148,473	151,467	1,311	—
Construction Loans	—	—	7,551	7,551	13,845	21,396	294	—
Home Equity Loans	119	81	—	200	32,640	32,840	—	—
Automobile Loans	—	—	—	—	437	437	—	—
Other Loans	3	—	—	3	1,711	1,714	—	—

Total (1)	$662	$503	$13,145	$14,310	$332,478	$346,788	$2,346	$—

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2011

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$725	$254	$483	$1,462	$91,462	$92,924	$—	$—
Non-Owner Occupied Residential loans	73		7,152	7,225	57,490	64,715	5,853
Commercial Loans	169	1,387	5,361	6,917	144,514	151,431	215	—
Construction Loans	—	2,717	4,534	7,251	22,126	29,377	1,840	—
Home Equity Loans	63	—	80	143	33,506	33,649	—	—
Automobile Loans	12	—	—	12	997	1,009	—	—
Other Loans	1	—	20	21	1,986	2,007	—	—

Total (1)	$1,043	$4,358	$17,630	$23,031	$352,081	$375,112	$7,908	$—

(1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loan origination fees and costs and allowances for loan losses.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectability of principal and interest, or management concludes that payment in full is not likely. Consumer loans are generally charged-off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged-off, or any expected loss is reserved for, when management concludes that they are uncollectible.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

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

Charge-off Policies

The Company’s loan charge-off policies are as follows:

When loans demonstrate some form of weakness or become 90 days delinquent the Bank performs an analysis to determine if a loss is expected. Loans are generally reserved down to the fair value of collateral securing the asset, less estimated cost to sell, when management judges the asset to be impaired, repayment is deemed to be protracted beyond reasonable time frames, the asset has been classified by either the internal loan review process or external examiners, or when the borrower has filed bankruptcy and the loss becomes evident based on a lack of assets. Once foreclosure takes place, or when foreclosure is imminent, specific reserves are charged-off and the asset is transferred to Foreclosed Real Estate based upon its estimated fair value.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Loans on Nonaccrual Status

(Dollars in Thousands)

	September 30, 2012		September 30, 2011

With no related allowance recorded:
Residential Loans	$472		$483
Non-Owner Occupied Residential Loans	2,039		5,633
Commercial Loans	2,994		5,065
Constructions Loans	4,557		1,840
Home Equity Loans	—		80
Automobile Loans	—		—
Other Loans	—		—

	$10,062		$13,101

With an allowance recorded:
Residential Loans	$—		$—
Non-Owner Occupied Residential Loans	89		1,519
Commercial Loans	—		296
Constructions Loans	2,994		2,694
Home Equity Loans	—		—
Automobile Loans	—		—
Other Loans	—		20

	$3,083		$4,529

Total Nonaccrual Loans	$13,145	(1)	$17,630	(1)

(1)	Includes Troubled Debt Restructurings (TDR’s) of $700,000 and $7.9 million at September 30, 2012 and, 2011, respectively, which were not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual even though they may be current in terms of principal and interest payments. As of September 30, 2012 and 2011, the Company had total TDR’s of $9.3 million and $8.7 million, respectively.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The following schedule represents new modifications added as TDR’s during the fiscal years ended September 30, 2012 and 2011, respectively.

Modifications

During periods ended September 30, 2012, and 2011

	2012			2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Residential-Prime	1	$90	$90	17	$6,638	$6,288
Commercial	5	2,449	2,449	3	458	415
Construction	—	—	—	2	2,873	1,962
Consumer-Other	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Troubled Debt Restructurings are considered to be in default after 90 days of non-payment. During the fiscal year ended September 30, 2012 no TDR’s defaulted. During the fiscal year ended September 30, 2011 one TDR defaulted in the amount of $19,000.

Loans identified as Troubled Debt Restructurings are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty, resulting in the Bank granting a concession as part of a loan modification. Loans modified as TDR’s were primarily comprised of loans for which payments were either deferred or reduced. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of September 30, 2012, $9.3 million in TDR’s were included in non performing loans, $7.2 million of which were not delinquent.

As previously stated, TDR’s are included as nonperforming assets, although payments may be current in conjunction with modified loan terms. Typical loan modifications include lowering interest rates, deferring payments or extending repayment terms. As of September 30, 2012 specific loan loss reserves on TDR’s totaled $773,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities Available for Sale

The amortized cost and estimated fair values of mortgage-backed securities available for sale are as follows as of September 30, 2012 and 2011:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

September 30, 2012
GNMA certificates	$3,416	$1	$—	$3,417
Private label collateralized mortgage obligations	11,259	10	(2,235)	9,034
Collateralized mortgage obligations	178,948	3,781	—	182,729
FNMA certificates	11,690	840	—	12,530
FHLMC participating certificates	5,403	450	—	5,853

	$210,716	$5,082	$(2,235)	$213,563

September 30, 2011
GNMA certificates	$3,510	$37	$—	$3,547
Private label collateralized mortgage obligations	13,956	—	(2,905)	11,051
Collateralized mortgage obligations	108,433	2,139	—	110,572
FNMA certificates	15,512	1,066	—	16,578
FHLMC participating certificates	8,444	687	—	9,131

	$149,855	$3,929	$(2,905)	$150,879

During the twelve months ended September 30, 2012 there was one sale of an available for sale mortgage-backed security. The security was sold for $1.2 million with a loss of $6,000. During the fiscal year ended September 30, 2011 there were no sales of available for sale mortgage-backed securities.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities Available for Sale - continued

Below is a schedule of mortgage-backed securities available for sale with unrealized losses as of September 30, 2012 and 2011 and the length of time the individual security has been in a continuous unrealized loss position.

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Private label collateralized mortgage obligations	$—	$—	$7,673	$(2,235)	$7,673	(2,235)

Total temporarily impaired securities	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)

	September 30, 2011
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	1,964	(45)	9,087	(2,860)	11,051	(2,905)

Total temporarily impaired securities	$1,964	$(45)	$9,087	$(2,860)	$11,051	$(2,905)

At September 30, 2012 the Company had two private label collateralized mortgage obligations in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities Available for Sale - continued

During the fiscal year ended September 30, 2012, we determined that, based on our most recent estimate of cash flows, an additional other-than-temporary-impairment (“OTTI”) had occurred for $370,000. At September 30, 2012, we had $2.2 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $11.3 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.9 million as of September 30, 2011. We recorded other-than-temporary impairment (“OTTI”) charges of $300,000 on these securities during the year ended September 30, 2011. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary-impairments, the amount of other-than-temporary-impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following shows the activity in “OTTI” related to credit losses for twelve months ended September 30:

	Twelve Months Ended September 30
	2012	2011
Balance at Beginning of Period	$400	$100
Additional OTTI taken for credit losses	370	300
Charge-offs due to payment shortages	(37)	—

Balance at End of Period	$733	$400

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

Prepayment Assumptions

Estimates of prepayment speeds begin with the prepayment rates provided by the Securities Industry & Financial Markets Association (SIFMA) as of the valuation date to approximate a measure of the borrowers’ incentive to prepay based on market interest rates. In order to incorporate the borrowers’ ability to prepay, we then make adjustments to the base rate to reflect the borrowers’ ability to qualify for a new loan based on their credit. We also make adjustments based on the location of the property to capture the appreciation or depreciation by MSA and thus reflect the likelihood the property will appraise at an amount sufficient to repay the existing loan. These adjustments factor prepay speeds down as credit quality and home prices deteriorate, reflecting the diminished ability to refinance.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Mortgage-Backed Securities - continued

Default Rates

Estimates for the conditional default rate (“CDR”) vectors are based on the status of the loans at the valuation date - current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO - and proprietary loss migration models (e.g. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to month 36 to our month 37 CDR value and ultimately vector to zero over an extended period of time of at least 15 years. Default assumptions are benchmarked to the recent results experienced by major servicers of non-Agency MBS for securities with similar attributes and forecasts from other industry experts and industry research.

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

The collateral cash flows that result from the prepayment, default and loss severity assumptions are applied to securities supporting the collateral by priority based upon the cash flow waterfall rules provided in the prospectus supplement. The cash flows are then discounted at the appropriate interest rate in order to determine if the impairment on a security is other than temporary

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Premises and Equipment, net

Premises and equipment at September 30, 2012 and 2011 are summarized by major classification as follows:

	September 30,
(in thousands)	2012	2011	Life

Office Building	$11,508	$10,768	40 Years
Leasehold improvements	1,234	1,234	7-31 Years
Furniture, fixtures and equipment	9,641	9,549	5-10 Years

	22,383	21,551
Accumulated depreciation	(12,303)	(11,619)

	$10,080	$9,932

The Bank has entered into long-term leases for the land on which certain branches are located. Rental expense under long-term leases for property for the years ended September 30, 2012 and 2011 was $1.4 million and $1.4 million, respectively. At September 30, 2012, minimum rental commitments under noncancellable leases are as follows:

Years Ended September 30,	Amount
(in thousands)
2013	$1,056
2014	1,078
2015	1,139
2016	1,191
2017	1,207
After 2017	11,578

$17,249

Note 7 - Deposits

Deposits are summarized as follows at September 30, 2012 and 2011:

	2012		2011
(dollars in thousands)	Amount	%	Amount	%
Type of Account
NOW and Checking	$71,024	12.51%	$67,836	12.33%
Non-interest bearing NOW and Checking	35,264	6.26	30,121	5.48
Money market	94,229	16.64	86,278	15.69
Savings	95,227	16.81	85,137	15.48
Certificates	270,549	47.77	280,556	51.00

	566,293	99.99	549,928	99.98
Accrued interest payable	63	.01	86	.02

	$566,356	100.00%	$550,014	100.00%

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Deposits - continued

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $87.7 million and $89.1 million at September 30, 2012 and 2011, respectively.

At September 30, 2012, scheduled maturities of certificates of deposit are as follows:

(in thousands)
2013	$128,580
2014	52,135
2015	74,382
2016	7,350
2017	8,102

$270,549

Interest expense on deposits for the years ended September 30, 2012 and 2011 is as follows:

	2012	2011
(in thousands)
NOW and Checking	$417	$687
Money market	564	792
Passbook savings	213	274
Certificates	5,139	6,189

	$6,333	$7,942

Note 8 - Federal Home Loan Bank of Atlanta Advances and Other Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta. This line is secured by a blanket floating lien on eligible 1-4 family residential loans. At September 30, 2012, the Bank had an available unused line of credit of $84.5 million. The line of credit requires no compensating balances.

The Bank has no outstanding Federal Home Loan Bank advances as of September 30, 2012 and 2011. The Bank also has a $5.0 million line of credit available at M & T, none of which was drawn upon as of September 30, 2012.

The Company had a Credit Agreement with Manufacturers and Trust Company (“M&T”) and executed a Promissory Note in connection with receipt of an 18 month revolving loan facility from M & T in the maximum principal amount of $2.0 million which matured on June 1, 2012. The loan was secured by the Company’s stock in its wholly owned subsidiary, Baltimore County Savings Bank. The Company never drew on this line and the line was not renewed.

The Company also has the availability to borrow from the discount window at the Federal Reserve Bank.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Junior Subordinated Debentures

In June, 2002, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate and resets quarterly. The rate was 4.10% and 3.90% September 30, 2012 and 2011 respectively. The debentures are the sole asset of BCSB Bankorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest. The Company used a portion of the net proceeds that it retained from the stock offering in 2008 to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September, 2003, the Company issued $10,310,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust II (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate and resets quarterly. The rate was 3.45% and 3.28% at September 30, 2012 and 2011 respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest.

Note 10 - Pension Plan

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to a maximum of $16,500 for 2012 and an extra $5,500 catch up contribution can be made if the participant is over 50 years of age. The Bank is currently elects to contribute 50% of the first 3% of the employee’s contribution. All employees who have completed thirty days of service with the Bank and are eighteen years of age are eligible to participate. The Bank’s contribution to this plan amounted to $74,000 and $62,000 for the years ended September 30, 2012 and 2011, respectively.

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

All employees of the Bank who attain the age of 18 and complete one year of service with the Bank will be eligible to participate in the ESOP. Participants must be employed at least 500 hours in a plan year in order to receive an allocation. Each participant’s vested interest under the ESOP is determined according to the following schedule: 0% for less than 1 year of service with the Company or the Bank, 20% for 1 year of service, 40% for 2 years of service, 60% for 3 years of service, 80% for 4 years of service, and 100% for 5 years of service. For vesting purposes, a year of service means any plan year in which an employee completes at least 1,000 hours of service. Vesting accelerates to 100% upon a participant’s attainment of age 65, death, disability or change in control.

The ESOP will be funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust, if any. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The compensation costs for the years ended September 30, 2012 and 2011 was $104,000 and $99,000, respectively.

The ESOP shares were as follows as of September 30:

	2012	2011

Shares released and allocated	128,138	119,991
Unearned shares	90,353	98,500

	218,491	218,491

Fair value of unearned shares	$1,237,836	$1,157,375

Note 13 - Management Recognition Plan

On July 15, 1999, the Company established a Management Recognition Plan (“MRP”) to reward and retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers may be awarded a total of 48,147 shares of stock, which will be held in a separate trust that manages the MRP. The Company funded the MRP by purchasing the shares of common stock in the open market. The Company initially awarded an aggregate of 24,004 shares of common stock. During the year ended September 30, 2002 the Company awarded an additional 13,950 shares. During the year ended September 30, 2007 the Company awarded an additional 5,527 shares. During the year ended September 30, 2008 the Company awarded and additional 4,666 shares. During the year ended September 30, 2009 the Company awarded an additional 525 shares that had been previously awarded, but were subsequently forfeited as employees left the Company. Shares awarded to the participants in the MRP are vested at a rate of 20% to 25% per year on each anniversary of the effective date of the MRP award. During the fiscal year ended September 30, 2012 2,073 shares vested and were distributed, and during the fiscal year ended September 30, 2011 2,025 shares vested and were distributed. If a participant terminates employment for reasons other than death, disability, change in control or retirement, he or she forfeits all rights to unvested shares. Compensation expense in the amount of the fair market value of the common stock at the date of the grant is recognized on a pro-rata basis over the years during which the shares are earned.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Management Recognition Plan - continued

On May 20, 2009, the Company established a second Management Recognition Plan (“MRP”) in connection with shares issued during the second step stock conversion. Members of the Board of Directors and certain executive officers may be awarded a total of 76,697 shares of stock, which will be held in a separate trust that manages the MRP. During the year ended September 30, 2011 the Bank awarded 71,174 shares of this Plan and during the year ended September 30, 2012 the Bank awarded 5,523 shares. During the fiscal year ended September 30, 2012 17,790 shares vested and were distributed.

Compensation expense of $192,000 and $193,000 was recognized for the MRP’s for the years ended September 30, 2012 and 2011, respectively.

Note 14 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock have been reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 42,119 options granted during the year ended September 30, 1999, 43,428 options granted during the year ended September 30, 2002, 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and, 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. Also, there were no options granted during the year ended September 30, 2011 or during the year ended September 30, 2012. Unexercised options granted during the years ended September 30, 1999 and September 30, 2002 have expired.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the 2009 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were no options granted during the years ended September 30, 2009 or 2010. There were 177,930 options granted during the year ended September 30, 2011. There were 15,052 options granted during the year ended September 30, 2012.

The following table summarizes the shares under the Company’s stock option plans at September 30, 2012:

Number of Shares	Price	Weighted Average Contractual Life

10,528	28.41	4.25
5,264	17.95	5.20
22,193	11.61	5.25
11,296	8.25	6.75
176,320	10.29	8.00
15,052	13.74	9.50

The total exercisable shares of 90,537 have a weighted average contractual life of 6.8 years, and an aggregate intrinsic value of $243,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Stock Option Plans - continued

The following tables present the activity related to options under all plans for the period ended September 30, 2012.

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2010	79,391	$17.49
Options exercised	—	—
Options expired	—	—
Forfeited	(2,110)	9.79
Granted	177,930	10.29

Outstanding at September 30, 2011	255,211	$12.53
Options exercised	—	—
Options expired	(29,610)	21.61
Forfeited	—	—
Granted	15,052	13.74

Outstanding at September 30, 2012	240,653	$11.49

Exercisable at September 30, 2012	90,537	$12.98

During the twelve months ended September 30, 2012, there were 15,052 stock options granted. There were 177,930 stock options granted during the twelve months ended September 30, 2011. Option expense recognized during the twelve month periods ended September 30, 2012 and 2011 was $195,000 and $216,000, respectively. As of September 30, 2012, $394,151 of total unrecognized pretax expense related to stock options is expected to be recognized from October 1, 2012 through March 31, 2016.

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the options granted in the year ended September 30, 2012.

2012
Dividend Yield	0%
Expected volatility	21.97
Risk-free interest rate	.99%
Expected lives	4.0 years

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the options granted in the year ended September 30, 2011.

2011
Dividend Yield	0%
Expected volatility	32.23
Risk-free interest rate	1.17%
Expected lives	7.0 years

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital

The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s financial statements. Under capital adequacy guidelines the Bank and Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of Tier I and Risk-Based Capital (as defined in the regulations) to Risk-Weighted Assets (as defined) and Leverage Capital (as defined) to Average Total Assets (as defined). Management believes, as of September 30, 2012, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of September 30, 2012, the Bank and the Company were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank and the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since that date that management believes have changed any of those categories. Actual capital amounts and ratios are also presented in the table.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital - continued

The following table presents the Bank’s capital position based on the September 30 financial statements and the current capital requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2012
Leverage Capital (1)	$64,419	10.07%	$25,600	4.0%	$32,001	5.0%
Tier I capital (2)	64,419	16.69	N/A	N/A	23,163	6.0
Risk-Based Capital (2)	68,039	17.62	30,884	8.0	38,605	10.0

September 30, 2011
Leverage Capital (1)	62,453	10.08	24,792	4.00	30,994	5.0
Tier I capital (2)	62,453	15.55	N/A	N/A	24,092	6.0
Risk-Based Capital (2)	66,008	16.44	32,123	8.0	40,153	10.0

(1)	To average total assets
(2)	To risk-weighted assets

The following table presents BCSB Bancorp’s capital position based on the September 30 financial statements and the current capital requirements.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2012
Leverage Capital (1)	$53,446	8.39%	$25,487	4.0%	$31,858	5.0%
Tier I capital (2)	53,446	13.74	N/A	N/A	23,330	6.0
Risk-Based Capital (2)	57,066	14.68	31,107	8.0	38,884	10.0

September 30, 2011
Leverage Capital (1)	51,324	8.23	24,931	4.0	31,164	5.0
Tier I capital (2)	51,324	12.66	N/A	N/A	24,331	6.0
Risk-Based Capital (2)	54,879	13.53	32,441	8.0	40,551	10.0

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital - continued

The following table provides a reconciliation of total equity per the consolidated financial statements to the Bank’s capital amounts reflected in the above table:

	September 30,
	2012	2011
	(dollars in thousands)

Total equity	$55,139	$51,959
Adjustment for accumulated other comprehensive (income) loss	(1,511)	(583)
Adjustment for intangible assets	(37)	(51)
Adjustment for disallowed deferred tax asset	(145)	—
Adjustment for parent company equity	10,973	11,128

Tangible, Tier 1 and Core Capital	64,419	62,453
Allowance for loan losses	3,620	3,555

Total risk-based capital	$68,039	$66,008

Applicable regulations permit the Bank’s regulators to require that additional capital be maintained if the Bank’s interest rate risk exposure, measured by the decline in the market value of the Bank’s net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of September 30, 2012, the Bank was not subject to the additional interest rate risk requirements.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Preferred Stock

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement - Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrant will be subject to any contractual restrictions on transfer.

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

The warrant is exercisable at $8.83 per share at any time on or before December 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. The relative fair value method was used to allocate the proceeds between the preferred stock and warrants. A discount rate of 12% was used in valuing the preferred stock and the Black-Scholes-Merton option pricing model was used to value the warrants. For further information, see “- Liquidity and Capital Resources.”

The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Neither the Series A preferred stock nor the warrant will be subject to any contractual restrictions on transfer.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Income Taxes

The income tax provision consists of the following for the years ended September 30, 2012 and 2011:

	2012	2011
	(dollars in thousands)
Current expense (benefit)	$485	$(121)
Deferred expense (benefit)	435	(44)

Total tax expense (benefit)	$920	$(165)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2012 and 2011 are as follows:

	2012	2011

Deferred Tax Assets:
ESOP and MRP	$188	$106
Deferred compensation	1,446	1,184
Other-than-temporary-impairment on securities available for sale	271	158
Allowance for loan losses	2,158	1,881
Allowance for uncollected interest	333	170
Net operating loss carry forward	1,988	3,224
Other	79	132

Total gross deferred tax assets	6,463	6,855
Deferred Tax Liabilities:
Federal Home Loan Bank of Atlanta stock dividends	(213)	(213)
Depreciation	(288)	(245)
Unrealized holding gains on securities	(984)	(380)

Total gross deferred tax liabilities	(1,485)	(838)

Net Deferred Tax Assets	$4,978	$6,017

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Income Taxes - continued

The amount computed by applying the statutory federal income tax rate to (loss) income before taxes is different than the taxes provided for the following reasons:

	For the Years Ended September 30,
	2012		2011
(dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income

Statutory federal income tax rate	$925	34.00%	$(17)	34.00%
Changes Resulting From:
Income from life insurance	(218)	(8.01)	(189)	(385.71)
Other	213	7.83	41	82.98

	$920	33.82%	$(165)	(336.73)%

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

As of September 30, 2012, the Company had net operating loss carryforwards of approximately $5.4 million which begin to expire in 2026. As a result of the stock offering and conversion that occurred in April 2008, the net operating loss carryforwards are subject to annual limits under IRC Section 382 of $1.6 million. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. Their realization is dependent on future taxable income.

Prior to October 1, 2011 the Bank was a qualified thrift lender and as such the Bank was not required to provide a deferred tax liability for bad debt reserves for tax purposes that arose in fiscal years beginning before December 31, 1987. Such bad debt reserves for the Bank amounted to approximately $6.2 million with an income tax effect of approximately $2.4 million at September 30, 2012. This bad debt reserve would become taxable if certain conditions are not met by the Bank.

Note 18 - Related Party Transactions

Director Michael J. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that the Bank leases for a branch office. The Bank paid $76,000, and $74,000 in rent to Colgate Investments, LLC during the years ended September 30, 2012, and 2011 respectively, and expects to pay $76,000 during the year ended September 30, 2013. We believe that there are no preferential terms granted in this transaction and that the terms are similar to other third-party transactions. The remaining 80% of Colgate Investments, LLC is owned by other members of Mr. Klein’s family.

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

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements - continued

GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted process of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Each financial instrument’s level assignment with the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for the particular category. Management reviews and updates the fair value hierarchy classifications of the Company’s assets and liabilities on a quarterly basis.

There were no transfers between levels during the year ended September 30, 2012. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements - continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of September 30, 2012 and September 30, 2011 on the Consolidated Statement of Financial Condition utilizing the hierarchy previously discussed.

		At September 30, 2012			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans held for sale	$806	$—	$806	$—	$—
Equity Investments	100	—	—	100	—
Corporate Bonds available for sale	4,528	—	4,528	—	—
GNMA certificates available for sale	3,417	—	3,417	—	—
FNMA certificates available for sale	12,530	—	12,530	—	—
FHLMC certificates available for sale	5,853	—	5,853	—	—
Private label collateralized mortgage obligations available for sale	9,034	—	9,034	—	370	(1)
Collateralized mortgage obligations available for sale	182,729	—	182,729	—	—

	$218,997	$—	$218,997	$100	$370	(1)

(1)	Represents other-than-temporary impairment charges taken during the year ended September 30, 2012.

The table below summarizes the changes in the recorded amount of assets classified as Level 3 in the fair value hierarchy at September 30, 2012.

Beginning Balance	$100,000
Equity investment purchases	0

Ending Balance	$100,000

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements - continued

		At September 30, 2011			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Equity Investments	$100	$—	$—	$100	$—
FNMA Bonds available for sale	2,001	—	2,001	—	—
Corporate Bonds available for sale	4,818	—	4,818	—	—
GNMA certificates available for sale	3,547	—	3,547	—	—
FNMA certificates available for sale	16,578	—	16,578	—	—
FHLMC certificates available for sale	9,131	—	9,131	—	—
Private label collateralized mortgage obligations available for sale	11,051	—	11,051	—	300	(1)
Collateralized mortgage obligations available for sale	110,572	—	110,572	—	—

	$157,798	$—	$157,698	$100	$300	(1)

(1)	Represents other-than-temporary impairment charges taken during the fiscal year ended September 30, 2011.

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

Premises and Equipment held for sale

The Company considers premises and equipment held for sale to be impaired when it becomes probable that the Company will be unable to sell the property and equipment for the remaining book value.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements - continued

Foreclosed Real Estate

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was $1.7 million in Foreclosed Real Estate at September 30, 2012.

Impaired loans and Foreclosed Real Estate are classified as Level 3 within the valuation hierarchy.

At September 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,163	$—	$—	$1,163
Impaired Residential Non-Owner Occupied	6,295	—	—	6,295
Impaired Commercial and Lease Loans	5,449	—	—	5,449
Impaired Construction Loans	7,196	—	—	7,196
Impaired Home Equity Loans	210	—	—	210
Premises and equipment held for sale	208	—	—	208
Foreclosed Real Estate	1,674	—	—	1,674

Total	$22,195	$—	$—	$22,195

At September 30, 2011
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$968	$—	$—	$968
Impaired Residential Non-Owner Occupied	6,101	—	—	6,101
Impaired Commercial and Lease Loans	5,273	—	—	5,273
Impaired Construction Loans	4,083	—	—	4,083
Impaired Home Equity Loans	80	—	—	80
Foreclosed Real Estate	2,999	—	—	2,999

Total	$19,504	$—	$—	$19,504

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

The carrying amount is a reasonable estimate of fair value for cash, federal funds sold, interest-bearing deposits in other banks and interest bearing time deposits. Fair value is based upon market prices quoted by dealers for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. The fair value of the Bank owned life insurance is the cash surrender value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities. Junior Subordinated Debt is considered to be at fair value. The fair value of Federal Home Loan Bank advances is estimated using rates currently offered on advances of similar remaining maturities. The fair value of the trade date securities are the estimated market value as of September 30, 2012 rather than the contract purchase price. The carrying amounts of accrued interest receivable, accrued interest payable, and mortgage servicing rights approximate fair value. Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Disclosures About Fair Value of Financial Instruments - continued

The carry amounts and estimated fair values of the Company’s financial instruments at September 30, 2012 are as follows:

September 30, 2012

Fair Value Measurement

(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash	$8,389	$8,389	$8,389	$—	$—
Interest-bearing deposits in other banks	11,501	11,501	11,501	—	—
Federal Funds sold	31,034	31,034	31,034	—	—
Investment securities available for sale	4,628	4,628	—	4,528	100
Loans available for sale	806	806	—	806	—
Loan Receivable
Mortgage Loans	332,665	358,297	—	—	358,297
Share Loans	290	290	—	—	290
Consumer Loans	1,855	1,816	—	—	1,816
Mortgage-backed securities-Available for Sale	213,563	213,563	—	213,563	—
Federal Home Loan Bank of Atlanta Stock	959	959	959	—	—
Federal Reserve Bank Stock	1,381	1,381	1,381	—	—
Bank owned life insurance	16,869	16,869	16,869	—	—
Accrued interest receivable	2,024	2,024	—	2,024
Mortgage servicing rights	53	53	—	—	53

Financial Liabilities
Deposits	$566,356	$567,848	—	$567,848	—
Junior Subordinated Debt	17,011	17,011	—	17,011	—
Accrued interest payable	63	63	—	63	—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Disclosures About Fair Value of Financial Instruments - continued

The carry amounts and estimated fair values of the Company’s financial instruments at September 30, 2011 are as follows:

September 30, 2011

Fair Value Measurement

(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Cash	$8,139	$8,139	$8,139	$—	$—
Interest-bearing deposits in other banks	12,839	12,839	12,839	—	—
Federal Funds sold	39,130	39,130	39,130	—	—
Investment securities available for sale	6,919	6,919	—	6,919	—
Loans available for sale	—	—	—	—	—
Loan Receivable
Mortgage Loans	361,826	381,140	—	—	381,140
Share Loans	337	337	—	—	337
Consumer Loans	2,680	2,588	—	—	2,588
Mortgage-backed securities-Available for Sale	150,879	150,879	—	150,879	—
Federal Home Loan Bank of Atlanta Stock	1,124	1,124	1,124	—	—
Federal Reserve Bank Stock	—	—	—	—	—
Bank owned life insurance	16,228	16,228	16,228	—	—
Accrued interest receivable	2,129	2,129	—	2,129
Mortgage servicing rights	110	110	—	—	110

Financial Liabilities
Deposits	$550,014	$552,597	—	$552,597	—
Junior Subordinated Debt	17,011	17,011	—	17,011	—
Accrued interest payable	86	86	—	86	—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Condensed Financial Information (Parent Company Only)

Information as to the financial condition of BCSB Bancorp, Inc. as of September 30, 2012 and 2011 and the results of operations and cash flows for the years ended September 30, 2012 and 2011 are summarized below.

Statements of Financial Condition	September 30,
	2012	2011
	(in thousands)
Assets
Cash	$2,341	$564
Interest bearing deposits in other banks	219	237
Employee stock ownership plan loan	968	1,032
Accrued interest receivable	38	41
Investment in subsidiaries	67,622	63,599
Prepaid and deferred income taxes	1,530	3,684
Other assets	11	17

Total assets	$72,729	$69,174

Liabilities and Stockholders’ Equity
Liabilities:
Junior subordinated debentures	$17,011	$17,011
Other liabilities	312	204

Total Liabilities	17,323	17,215
Total stockholders’ equity	55,406	51,959

Total liabilities and stockholders’ equity	$72,729	$69,174

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Condensed Financial Information (Parent Company Only) - continued

	Years Ended September 30,
	2012	2011
	(in thousands)
Statements of Operations
Interest and Fees on loans	$52	$55
Other interest income	26	46

Total interest income	78	101
Interest expense on borrowings	644	609

Net interest (expense)	(566)	(508)

Non-interest expense
Professional fees	85	212
Other expenses	171	139

Total non-interest expense	256	351

Loss before tax benefit	(822)	(859)

Income tax benefit	(283)	(292)

Loss before equity in net income of subsidiary	(539)	(567)
Equity in net income of subsidiary	2,339	683

Net income	$1,800	$116

	Years Ended September 30,
	2012	2011
	(in thousands)
Statements of Cash Flows

Net income	$1,800	$116
Adjustments to reconcile net income to net cash provided (used) by Operating Activities
Equity in net income of subsidiary	(2,339)	(683)
(Increase) decrease in accrued interest receivable	—	(2)
Decrease (increase) in prepaid and deferred income taxes	2,154	(55)
Decrease in receivable from subsidiary	64	63
Decrease (increase) in other assets	9	(8)
Increase (decrease) in other liabilities	111	(21)

Net cash provided (used) by operating activities	1,799	(590)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Condensed Financial Information (Parent Company Only) - Continued

	Years Ended September 30,
	2012	2011
	(in thousands)
Cash Flows from Financing Activities
Dividends from subsidiary	—	6,242
Stock purchase	(40)
Redemption of preferred stock	—	(10,800)
Dividends on preferred stock	—	(241)

Net cash used by financing activities	(40)	(4,799)

Increase (decrease) in cash and cash equivalents	1,759	(5,389)
Cash and cash equivalents at beginning of period	801	6,190

Cash and cash equivalents at end of period	$2,560	$801

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for the year ended September 30, 2012 is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$6,701	$6,514	$6,392	$6,464
Interest Expense	1,931	1,753	1,667	1,626

Net Interest Income	4,770	4,761	4,725	4,838
Provision for Loan Losses	300	300	300	300

Net Interest Income after provision for loan losses	4,470	4,461	4,425	4,538
Other Income	544	1,071	349	486
Other Expenses	4,315	4,663	4,192	4,454

Income before income tax expense	699	869	582	570
Income tax expense	237	295	214	174

Net income available to common shareholders	$462	$574	$368	$396

Per share date:
Basic earnings per share	$0.15	$0.19	$0.11	$0.13

Diluted earnings per share	$0.15	$0.18	$0.11	$0.12

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Quarterly Financial Data (Unaudited) - Continued

Summarized unaudited quarterly financial data for the year ended September 30, 2011 is as follows:

Operating Summary:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$6,805	$6,665	$6,857	$6,608
Interest Expense	2,346	2,104	2,063	2,037

Net Interest Income	4,459	4,561	4,794	4,571
Provision for Loan Losses	800	—	—	1,300

Net Interest Income after provision for loan losses	3,659	4,561	4,794	3,271
Other Income	784	542	394	282
Other Expenses	4,455	4,869	4,677	4,335

(Loss) income before income tax (benefit) expense	(12)	234	511	(782)
Income tax (benefit) expense	(57)	46	167	(321)

Net Income (loss)	$45	$188	$344	$(461)
Preferred stock dividends and discount accretion	(156)	(417)	—	—

Net (loss) income available to common shareholders	$(111)	$(229)	$344	$(461)

Per share date:
Basic (loss) earnings per share	$(0.04)	$(0.08)	$0.11	$(0.14)

Diluted (loss) earnings per share	$(0.04)	$(0.08)	$0.11	$(0.14)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCSB BANCORP, INC.

December 28, 2012	By:	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Bouffard	December 28, 2012
Joseph J. Bouffard
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Anthony R. Cole	December 28, 2012
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Henry V. Kahl	December 28, 2012
Henry V. Kahl
Chairman of the Board

/s/ H. Adrian Cox	December 28, 2012
H. Adrian Cox
Vice Chairman of the Board

/s/ William J. Kappauf, Jr.	December 28, 2012
William J. Kappauf, Jr.
Director

/s/ William M. Loughran	December 28, 2012
William M. Loughran
Director

/s/ John J. Panzer, Jr.	December 28, 2012
John J. Panzer, Jr.
Director

/s/ Michael J. Klein	December 28, 2012
Michael J. Klein
Director

/s/ Ernest A. Moretti	December 28, 2012
Ernest A. Moretti
Director

/s/ Richard J. Lashley	December 28, 2012
Richard J. Lashley
Director