Form 10-Q
period 2012-12-31
BCSB Bancorp Inc.
filed 2013-02-14
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 31, 2013 the issuer had 3,184,403 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2012	2012
	(unaudited)
	(dollars in thousands except per share data)
Assets
Cash	$9,180	$8,389
Interest bearing deposits in other banks	11,513	11,501
Federal funds sold	38,677	31,034

Cash and cash equivalents	59,370	50,924

Investment securities, available for sale	4,801	4,628
Loans available for sale	612	806
Loans receivable, net of allowances of $5,488 and $5,470	328,686	334,810
Mortgage backed securities, available for sale	209,018	213,563
Foreclosed real estate	3,370	1,674
Premises and equipment, net	9,975	10,080
Premises and equipment, net, held for sale	208	208
Federal Home Loan Bank of Atlanta stock, at cost	959	959
Federal Reserve Bank stock, at cost	1,381	1,381
Bank owned life insurance	17,007	16,869
Accrued interest and other assets	8,626	9,197

Total assets	$644,013	$645,099

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$36,211	$35,264
Interest-bearing	527,781	531,092

Total deposits	563,992	566,356
Junior subordinated debentures	17,011	17,011
Other liabilities	7,395	6,593

Total liabilities	588,398	589,960

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,184,403 and 3,188,665 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively)	32	32
Stock warrants	481	481
Additional paid-in capital	39,934	39,880
Obligation under rabbi trust	1,022	1,013
Retained earnings	14,680	14,041
Accumulated other comprehensive income, net of related deferred tax effect	1,276	1,511
Employee stock ownership plan	(835)	(855)
Stock held by rabbi trust	(975)	(964)

Total stockholders’ equity	55,615	55,139

Total liabilities and stockholders’ equity	$644,013	$645,099

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended December 31,
	2012	2011
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$5,322	$5,515
Interest on mortgage-backed securities	1,179	1,058
Interest and dividends on investment securities	72	93
Other interest income	25	35

Total interest income	6,598	6,701

Interest Expense
Interest on deposits	1,327	1,774
Other interest expense	157	157

Total interest expense	1,484	1,931

Net interest income	5,114	4,770
Provision for losses on loans	500	300

Net interest income after provision for losses on loans	4,614	4,470

Other Income
Gain on sale of repossessed assets	—	57
Mortgage banking operations	41	41
Fees on transaction accounts	162	162
Income from bank owned life insurance	138	105
Miscellaneous income	324	179

Total other income	665	544

Non-Interest Expenses
Salaries and related expense	2,564	2,538
Occupancy expense	607	568
Data processing expense	357	367
Federal deposit insurance premiums	146	215
Property and equipment expense	135	128
Professional fees	111	155
Advertising	68	58
Telephone, postage and office supplies	73	75
Foreclosure and impaired loan expenses	101	91
Other expenses	105	120

Total non-interest expenses	4,267	4,315

Income before tax expense	1,012	699
Income tax expense	373	237

Net income	$639	$462

Per Share Data:
Basic earnings per share	$0.21	$0.15

Diluted earnings per share	$0.20	$0.15

Dividends per share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2012	2011
	(in thousands)
Net income	$639	$462
Other comprehensive loss net of tax:
Unrealized net holding (losses) on Available-for-sale portfolios, net of tax of $(152) and $(233), respectively	(235)	(357)

Comprehensive income	$404	$105

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended December 31,
	2012	2011
	(dollars in thousands)
Operating Activities
Net income	$639	$462
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred loan fees, net	(70)	(76)
Non-cash compensation under stock-based benefit plan	129	90
Provision for losses on loans	500	300
Amortization of purchase premiums and discounts, net	169	234
Provision for depreciation	214	162
Gain on sale of real estate and repossessed assets	—	(57)
Increase in cash surrender value of bank owned life insurance	(138)	(105)
Decrease in accrued interest and other assets	721	133
Gain on sale of loans	(43)	(49)
Loans originated for sale	(2,992)	(4,563)
Proceeds from loans sold	3,229	3,898
Increase (decrease) in other liabilities	391	(87)
Increase in obligation under Rabbi Trust	9	13

Net cash provided by operating activities	2,758	355

Cash Flows from Investing Activities
Proceeds from maturities of investment securities – available for sale	—	2,000
Net decrease in loans	3,997	9,992
Proceeds from sale of foreclosed real estate	—	1,781
Purchase of mortgage-backed securities – available for sale	(9,046)	(25,870)
Principal collected on mortgage-backed securities	12,865	9,128
Investment in premises and equipment	(109)	(566)
Redemption of Federal Home Loan Bank of Atlanta stock	—	73
Purchase of Federal Reserve Bank stock	—	(1,325)
Increase in accounts payable trade date securities	—	7,966

Net cash provided by investing activities	7,707	3,179

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Three Months Ended December 31,
	2012	2011
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(2,365)	$10,432
Net increase in advances by borrowers for taxes and insurance	409	262
Repurchase of common stock	(63)	—

Net cash (used) provided by financing activities	(2,019)	10,694

Increase in cash and cash equivalents	8,446	14,228
Cash and cash equivalents at beginning of period	50,924	60,108

Cash and cash equivalents at end of period	$59,370	$74,336

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$1,377	$1,889

Income taxes	$187	$2

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to Foreclosed real estate	$1,697	$—

Transfer from Foreclosed real estate to loans	$—	$—

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2012 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2013 or any other period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of December 31, 2012 and September 30, 2012.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

December 31, 2012
Corporate Bonds	$4,880	—	(179)	$4,701
Equity Investments	100	—	—	100

	$4,980	$—	$(179)	$4,801

September 30, 2012
Corporate Bonds	4,880	—	(352)	4,528
Equity Investments	100	—	—	100

	$4,980	$—	$(352)	$4,628

There were no sales of available for sale securities during the three months ended December 31, 2012. During the year ended September 30, 2012 there was one sale of an available for sale mortgage-backed security. The security was sold for $1.2 million with a loss of $6,000.

The equity investments consist of an investment in one local bank, whose stock is not listed or widely traded. Therefore, the investment is carried at cost.

Below is a schedule of investment securities with unrealized losses as of December 31, 2012 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$0	$0	$4,701	$(179)	$4,701	$(179)

Total temporarily impaired securities	$0	$0	4,701	$(179)	$4,701	$(179)

Below is a schedule of investment securities with unrealized losses as of September 30, 2012 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$—	$—	$4,528	$(352)	$4,528	$(352)

Total temporarily impaired securities	$—	$—	$4,528	$(352)	$4,528	$(352)

At December 31, 2012 and September 30, 2012 the Company had two investment securities in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities- available for sale

The amortized cost and estimated fair values of mortgage-backed securities available for sale are as follows as of December 31, 2012 and September 30, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

December 31, 2012
GNMA certificates	$3,392	$77	$—	$3,469
Private label collateralized mortgage obligations	10,615	6	(2,162)	8,459
Collateralized mortgage obligations	177,154	3,281	(20)	180,415
FNMA certificates	10,926	736	—	11,662
FHLMC participating certificates	4,644	369	—	5,013

	$206,731	$4,469	$(2,182)	$209,018

September 30, 2012
GNMA certificates	$3,416	$1	$—	$3,417
Private label collateralized mortgage obligations	11,259	10	(2,235)	9,034
Collateralized mortgage obligations	178,948	3,781	—	182,729
FNMA certificates	11,690	840	—	12,530
FHLMC participating certificates	5,403	450	—	5,853

	$210,716	$5,082	$(2,235)	$213,563

During the three months ended December 31, 2012, and the fiscal year ended September 30, 2012 there were no sales of available for sale mortgage-backed securities.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities available for sale - continued

Below is a schedule of mortgage-backed securities with unrealized losses as of December 31, 2012 and September 30, 2012 and the length of time the individual security has been in a continuous unrealized loss position.

	December 31, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Private label collateralized mortgage obligations	$—	$—	$7,240	$(2,162)	7,240	$(2,162)
Collateralized mortgage obligations	4,002	(20)	—	—	4,002	(20)

Total temporarily impaired securities	$4,002	$(20)	$7,240	$(2,162)	$11,242	$(2,182)

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)
Collateralized mortgage obligations	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)

At December 31, 2012 and September 30, 2012 the Company had four and two mortgage-backed securities in unrealized loss positions, respectively.

During the three months ended December 31, 2012, we determined that, based on our most recent estimate of cash flows, there was no additional other-than-temporary-impairment (“OTTI”). At December 31, 2012, we had $2.2 million of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $10.6 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $2.2 million as of September 30, 2012. We recorded other-than-temporary impairment (“OTTI”) charges of $370,000 on these securities during the year ended September 30, 2012 and $0 for the three months ended December 31, 2012.

The Company has one private label security for approximately $3.5 million that is not receiving full contractual payments. We are recognizing interest income on a cash basis on this security. Any shortages above interest due are applied against the corresponding “OTTI” reserve.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities - continued

The following shows the activity in “OTTI” related to credit losses for the three months ended December 31,

	2012	2011
Balance at Beginning of Period	$733	$400
Additional OTTI taken for credit losses	—	—
Charge-offs due to payment shortages	(52)	—

Balance at end of Period	$681	$400

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

Note 6 - Mortgage-Backed Securities available for sale - continued

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

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans

Loans Receivable

Loans receivable at December 31, 2012 and September 30, 2012 consist of the following:

			December 31,	September 30,
(in thousands)			2012	2012
Single-family residential mortgages			$73,404	$76,823
Single-family rental property loans			62,556	62,111
Commercial real estate loans			142,394	141,364
Construction loans			18,593	21,396
Commercial loans secured			241	71
Commercial loans unsecured			58	60
Commercial lease loans			6	20
Commercial lines of credit			8,160	9,952
Automobile loans			351	437
Home equity lines of credit			32,104	32,840
Other consumer loans			1,367	1,714

			339,234	346,788

Less	–	undisbursed portion of loans in process	(5,084)	(6,467)
	–	unearned interest	(2)	(3)
	–	deferred loan origination fees and costs	26	(38)
	–	allowance for losses on loans	(5,488)	(5,470)

			$328,686	$334,810

Classes

For purposes of determining the allowance for loan losses, the Company has segmented certain loans in the portfolio by product type. Loans are segmented into the following pools: residential real estate loans, residential rental loans, commercial, construction, home equity loans, automobile loans and other consumer loans. The company also separates these segments into classes based on the associated risks within these segments. Commercial loans are divided into the following five classes: construction, land acquisition and development, commercial loans secured by real estate, commercial loans unsecured and leases. Residential loans are divided into two classes, residential owner occupied and residential rental properties. Each class of loan requires significant judgment to determine the estimation method that fits the credit risk characteristics of its portfolio segment. Management must use judgment in establishing additional input metrics for the modeling process. Historical loss percentages are also utilized to assist in projecting potential future losses.

Based on credit risk assessment and management’s analysis of leading predictors of losses, additional loss multipliers are applied to loan balances. During the period, management has applied additional loss estimations based on the current environmental factors, geographical concentrations, residential property values, commercial vacancy rates, unemployment rate and the Company’s internal delinquency trends.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Impaired loans are reviewed individually for potential loss. In instances where loan balances exceed estimated realizable values, specific loss allocations are identified.

Under our methodology for calculating the allowance for loan losses, loss rates are determined for the following loan pools: construction, residential owner occupied, residential rental, home equity loans, loan acquisition and development, secured commercial loans, unsecured commercial loans, leases and consumer loans. Loss rates are then applied to loan balances of these portfolio segments exclusive of loans with specific loss allocations that were reviewed individually. This methodology provides an in-depth analysis of the Bank’s portfolio and reflects the probable inherent losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis.

During the fiscal year ended September 30, 2012, we modified our loss reserve assessment approach to expand analysis of loss rates from a period of the previous one year to the prior two years on a rolling quarter-to-quarter basis. The result was then annualized and applied to loan pools specified above. Also during the fiscal year ended September 30, 2012, the Company isolated a segment of the loan portfolio, residential rental loans, to perform more detailed analysis for potential losses.

A two year look back period of charge-off experience is considered to more reasonably approximate current loss exposure within the portfolio. As mentioned above, we also began employing a more detailed approach in reviewing residential rental loans during the fiscal year ended September 30, 2012. Loss rates for this category have been noticeably higher than other types of loans. Additionally, geographic concentration is considered to be more of a risk factor for this type of product. Loans within this category are segregated by internal risk ratings, with higher reserves allocated as risk ratings reflect more potential for loss.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the three months ended December 31, 2012 are as follows:

Allowance for Losses on Loans

For the period ended December 31, 2012

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Three Months ended December 31, 2012 Allowance for losses on loans:
Beginning Balance	$140	$2,232	$1,477	$1,492	$119	$—	$10	$5,470
Charge-Offs	—	(1)	—	(504)	—	—	—	(505)
Recoveries	—	—	3	—	—	20	—	23
Provisions	(39)	398	(59)	212	(2)	(20)	10	500

Ending Balance	$101	$2,629	$1,421	$1,200	$117	$—	$20	$5,488

Ending balance individually evaluated for impairment	$2,112	$7,227	$6,996	$4,942	$—	$—	$—	$21,277	(1)

Ending balance collectively evaluated for impairment	$71,292	$55,329	$143,863	$13,651	$32,104	$351	$1,367	$317,957	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$1,224	$98	$586	$—	$—	—	$1,908

Ending Allowance balance for loans collectively evaluated for impairment	$101	$1,405	$1,323	$614	$117	$—	$20	$3,580

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the three months ended December 31, 2011 are as follows:

Allowance for Losses on Loans

For the period ended December 31, 2011

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Three Months ended December 31, 2011 Allowance for losses on loans:
Beginning Balance	$205	$1,594	$1,514	$1,267	$168	$—	$20	$4,768
Charge-Offs	—	(11)	—	—	—	—	(5)	(16)
Recoveries	—	—	—	—	—	12	—	12
Provisions	(79)	72	506	(192)	—	(12)	5	300

Ending Balance	$126	$1,655	$2,020	$1,075	$168	$—	$20	$5,064

Ending balance individually evaluated for impairment	$1,151	$6,955	$4,980	$8,523	$299	$—	$20	$21,928	(1)

Ending balance collectively evaluated for impairment	$85,834	$56,892	$141,194	$20,816	$33,592	$819	$1,909	$341,056	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$566	$125	$314	$—	$—	20	$1,025

Ending Allowance balance for loans collectively evaluated for impairment	$126	$1,089	$1,895	$761	$168	$—	$—	$4,039

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The classification of loans as of December 31, 2012 and September 30, 2012 are as follows:

December 31, 2012

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total

Grade

Pass	$70,719	$55,065	$138,304	$13,303	$31,980	$351	$1,367	$311,089
Special Mention	573	264	5,559	348	124	—	—	6,868
Substandard	2,112	7,227	6,996	4,942	—	—	—	21,277
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$73,404	$62,556	$150,859	$18,593	$32,104	$351	$1,367	$339,234	(1)

September 30, 2012

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total

Grade
Pass	$76,166	$49,817	$141,413	$13,129	$32,840	$437	$1,714	$315,516
Special Mention	119	3,824	2,465	—	—	—	—	6,408
Substandard	538	8,470	7,589	8,267	—	—	—	24,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$76,823	$62,111	$151,467	$21,396	$32,840	$437	$1,714	$346,788	(1)

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

A small portion of the Bank’s single-family mortgage loans carry adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts per loan terms based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and these loans have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied, although management has decided to limit future origination volume for this loan product. Single-family residential mortgage loans secured by rental properties are made on a fixed-rate or an adjustable-rate basis and carry interest rates generally from 1.5% to 2.0% above the rates charged on comparable loans secured by owner-occupied properties. The maximum term on such loans is 10 years with amortizations up to 25 years.

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

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

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

The Bank originates second mortgage loans and home equity lines of credit. Second mortgage loans are made at fixed rates and for terms of up to 15 years. The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and are currently offered at the prime rate with a floor of 3.25%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

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

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Impaired loans as of December 31, 2012 are as follows:

Impaired Loans

As of December 31, 2012

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan	$2,112	$2,112	$—
Residential Rental Loans	1,532	1,532	—
Commercial Loans	5,374	5,374	—
Construction Loans	1,759	1,759	—
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$10,777	$10,777	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Residential Rental Loans	5,695	5,695	1,224
Commercial Loans	1,622	1,622	98
Construction Loans	3,183	3,183	586
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$10,500	$10,500	$1,908

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended December 31, 2012:

	Three Months Ended December 31, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loans	$2,114	$20
Residential Rental Loans	1,532	4
Commercial Loans	5,616	76
Construction Loans	2,189	65
Home Equity Loans	—	—
Consumer Loans	—	—
Other Loans	—	—

Total	$11,451	$165

Loans with specific allowance recorded:
Residential Loans	$—	$—
Residential Rental Loans	5,697	66
Commercial Loans	1,624	16
Construction Loans	3,183	32
Home Equity Loans	—	—
Consumer Loans	—	—
Other Loans	—	—

Total	$10,504	$114

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Impaired loans as of September 30, 2012 are as follows:.

Impaired Loans

As of September 30, 2012

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loans	$1,163	$1,163	$—
Residential Rental Loans	2,123	2,123
Commercial Loans	3,925	3,925	—
Construction Loans	2,775	2,775	—
Home Equity Loans	210	210	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$10,196	$10,196	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Residential Rental Loans	5,012	5,012	840
Commercial Loans	1,635	1,635	111
Construction Loans	5,492	5,492	1,071
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$12,139	$12,139	$2,022

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended December 31,2011:

	Three Months Ended December 31, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loans (1)	$—	$—
Residential Rental Loans	6,178	75
Commercial Loans	4,191	6
Construction Loans	2,866	37
Home Equity Loans	138	1
Consumer Loans	—	—
Other Loans	—	—

Total	$13,373	$119

Loans with specific allowance recorded:
Residential Loans (1)	$—	$—
Residential Rental Loans	1,520	3
Commercial Loans	295	—
Construction Loans	2,017	—
Home Equity Loans	—	—
Consumer Loans	—	—
Other Loans	—	—

Total	$3,852	$3

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Past due loans as of December 31, 2012 and September 30, 2012 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

As of December 31, 2012

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$508	$424	$711	$1,643	$71,761	$73,404	$196	$—
Residential Rental Loans	—	—	2,775	2,775	59,781	62,556	357
Commercial Loans	—	290	2,441	2,731	148,128	150,859	1,222	—
Construction Loans	537	—	3,353	3,890	14,703	18,593	3,353	—
Home Equity Loans	179	—	81	260	31,844	32,104	—	—
Automobile Loans	—	—	—	—	351	351	—	—
Other Loans	—	—	—	—	1,367	1,367	—	—

Total (1)	$1,224	$714	$9,361	$11,299	$327,935	$339,234	$5,128	$—

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2012

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$360	$82	$472	$914	$75,909	$76,823	$—	$—
Residential Rental Loans	180	340	2,128	2,648	59,463	62,111	741
Commercial Loans	—	—	2,994	2,994	148,473	151,467	1,311	—
Construction Loans	—	—	7,551	7,551	13,845	21,396	294	—
Home Equity Loans	119	81	—	200	32,640	32,840	—	—
Automobile Loans	—	—	—	—	437	437	—	—
Other Loans	3	—	—	3	1,711	1,714	—	—

Total (1)	$662	$503	$13,145	$14,310	$332,478	$346,788	$2,346	$—

(1)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Loans on Nonaccrual Status

(Dollars in Thousands)

	December 31, 2012		September 30, 2012

With no related allowance recorded:
Residential Loans	$711		$472
Residential Rental Loans	1,532		2,039
Commercial Loans	2,441		2,994
Constructions Loans	359		4,557
Home Equity Loans	81		—
Automobile Loans	—		—
Other Loans	—		—

	$5,124		$10,062

With an allowance recorded:
Residential Loans	$—		$—
Residential Rental Loans	1,243		89
Commercial Loans	—		—
Constructions Loans	2,994		2,994
Home Equity Loans	—		—
Automobile Loans	—		—
Other Loans	—		—

	$4,237		$3,083

Total Nonaccrual Loans	$9,361	(1)	$13,145	(1)

(1)	Includes Troubled Debt Restructurings (TDR’s) of $799,000 and $700,000 at December 31, 2012 and September 30, 2012, respectively, which were not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual even though they may be current in terms of principal and interest payments. As of December 31, 2012 and September 30, 2012, the Company had total TDR’s of $6.5 million and $9.3 million, respectively.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Modifications

During the three months ended December 31,

	2012			2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments

Troubled Debt Restructurings
Residential-Prime	2	$111	$110	—	$—	$—
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer-Other	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Troubled Debt Restructurings are considered to be in default after 90 days of non-payment. During the three months ended December 31, 2012, there were two TDR’s totaling $235,000 that were considered to be in default. During the three months ended December 31, 2011 there were no TDR’s considered to be in default.

Loans identified as Troubled Debt Restructurings are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty, resulting in the Bank granting a concession as part of a loan modification. Loans modified as TDR’s were primarily comprised of loans for which payments were either deferred or reduced. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of December 31, 2012, $6.5 million in TDR’s were included in non performing loans, $6.2 million of which were not delinquent.

As previously stated, TDR’s are included as nonperforming assets, although payments may be current in conjunction with modified loan terms. Typical loan modifications include lowering interest rates, deferring payments or extending repayment terms. As of December 31, 2012 specific loan loss reserves on TDR’s totaled $949,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the three month periods ended December 31, 2012 and 2011, respectively, are as follows:

	For the Three Months Ended December 31,
	2012			2011
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$639	3,103	$0.21	$462	3,102	$0.15

Income available to common shareholders	$639	3,103	$0.21	$462	3,102	$0.15

Diluted EPS
Net Income	$639	3,103	$0.21	$462	3,102	$0.15
Effect of dilutive shares	—	132	(0.01)	—	54	—

Income available to common shareholders plus assumed conversions	$639	3,235	$0.20	$462	3,156	$0.15

Options to purchase 15,792 shares and 67,595 shares which were outstanding at December 31, 2012 and December 31, 2011, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9 - Preferred Stock

On December 23, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase 183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The warrant is not subject to any contractual restrictions on transfer.

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

The warrant is exercisable at $8.83 per share at any time on or before December 23, 2018. The number of shares of common stock issuable upon exercise of the warrant and the exercise price per share will be adjusted if specific events occur. The relative fair value method was used to allocate the proceeds between the preferred stock and warrants. A discount rate of 12% was used in valuing the preferred stock and the Black-Scholes-Merton option pricing model was used to value the warrants. For further information, see “– Liquidity and Capital Resources.”

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$64,942	10.06%	$25,810	4.00%	$32,262	5.00%
Tier 1 risk based capital ratio (2)	64,942	17.33	N/A	N/A	22,841	6.00
Total risk based capital ratio (2)	68,483	18.28	29,975	8.00	37,468	10.00

(1)	To average total assets
(2)	To risk-weighted assets

The following table sets forth BCSB Bancorp Inc.’s capital position at December 31, 2012:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$53,049	8.26%	$25,697	4.00%	$32,121	5.00%
Tier 1 risk based capital ratio (2)	53,049	14.10	N/A	N/A	22,567	6.00
Total risk based capital ratio (2)	56,589	15.05	30,088	8.00	37,611	10.00

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan whereby 120,366 shares of common stock have been reserved for issuance. Options granted under the plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 43,428 options granted during the year ended September 30, 2002. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. Also, there were no options granted during the years ended September 30, 2012 and 2010, or during the three months ended December 31, 2012.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan whereby 191,740 shares of common stock were reserved for issuance. Options granted may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. In some cases options can be reissued from forfeitures when employees leave the Company. There were no options granted during the years ended September 30, 2009 or 2010. There were 177,930 options granted during the year ended September 30, 2011 and 15,052 options granted during the year ended September 30, 2012. There were no options granted during the three months ended December 31, 2012.

The following table summarizes the shares under the Company’s outstanding stock options at December 31, 2012:

Number of Shares	Price	Weighted Average Contractual Life (Years)

10,528	$28.41	4.0
5,264	17.95	4.9
22,193	11.61	5.0
11,296	8.25	6.5
176,320	10.29	7.8
15,052	13.74	9.2

The total exercisable shares of 134,617 have a weighted average contractual life of 6.9 years, and an aggregate intrinsic value of $453,000 as of December 31, 2012.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans - continued

The following table presents the activity related to options under all plans for the three months ended December 31, 2012:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	240,653	$11.49
Options exercised	—	—
Options Expired	—	—
Granted	—	—

Outstanding at December 31, 2012	240,653	$11.49

Exercisable at December 31, 2012	134,617	$12.10

During the three months ended December 31, 2012 and December 31, 2011 there were no stock options granted. Option expense recognized during the three month periods ended December 31, 2012 and December 31, 2011 was $46,587 and $57,252, respectively. As of December 31, 2012, $330,657 of total unrecognized pretax expense related to stock options is expected to be recognized from January 1, 2013 through March 31, 2016.

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

Note 13 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $656,000 of standby letters of credit as of December 31, 2012. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2012 for guarantees under standby letters of credit issued is not considered to be material.

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

There were no transfers between levels during the three months ended December 31, 2012. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of December 31, 2012 and September 30, 2012 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

	Total	At December 31, 2012			Total changes In fair values Included in Period Earnings
($ in thousands)		Level 1	Level 2	Level 3
Loans available for sale	$612	$—	$612	$—	$—
Equity Investments	100	—	—	100	—
Corporate Bonds available for sale	4,701	—	4,701	—	—
GNMA certificates available for sale	3,469	—	3,469	—	—
FNMA certificates available for sale	11,662	—	11,662	—	—
FHLMC certificates available for sale	5,013	—	5,013	—	—
Private label collateralized mortgage obligations available for sale	8,459	—	8,459	—	—
Collateralized mortgage obligations available for sale	180,415	—	180,415	—

	$214,431	$—	$214,331	$100	$—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

		At September 30, 2012			Total changes In fair values Included in Period Earnings
($ in thousands)	Total	Level 1	Level 2	Level 3
Loans available for sale	$806	$—	$806	$—	$—
Equity Investments	100		—	100	—
Corporate Bonds available for sale	4,528	—	4,528	—	—
GNMA certificates available for sale	3,417	—	3,417	—	—
FNMA certificates available for sale	12,530	—	12,530	—	—
FHLMC certificates available for sale	5,853	—	5,853	—	—
Private label collateralized mortgage obligations available for sale	9,034	—	9,034	—	370	(1)
Collateralized mortgage obligations available for sale	182,729	—	182,729	—	—

	$218,997	$—	$218,897	$100	$370	(1)

(1)	Represents other-than-temporary impairment charges taken during the fiscal year ended September 30, 2012.

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

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

Foreclosed Real Estate and Repossessed Assets

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less estimated costs to sell. There was $3.4 million in foreclosed real estate at December 31, 2012.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

At December 31, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$2,112	$—	$—	$2,112
Impaired Residential Rental Loans	6,003	—	—	6,003
Impaired Commercial and Lease Loans	6,898	—	—	6,898
Impaired Construction Loans	4,356	—	—	4,356
Impaired Home Equity Loans	—	—	—	—
Premises and equipment held for sale	208	—	—	208
Foreclosed Real Estate	3,370	—	—	3,370

Total	$22,947	$—	$—	$22,947

At September 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,163	$—	$—	$1,163
Impaired Residential Rental Loans	6,295	—	—	6,295
Impaired Commercial and Lease Loans	5,449	—	—	5,449
Impaired Construction Loans	7,196	—	—	7,196
Impaired Home Equity Loans	210	—	—	210
Premises and equipment held for sale	208	—	—	208
Foreclosed Real Estate	1,674	—	—	1,674

Total	$22,195	$—	$—	$22,195

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows as of December 31, 2012:

Fair Value Measurement
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2012
Financial Assets
Cash	$9,180	$9,180	$9,180	$—	$—
Interest-bearing deposits in other banks	11,513	11,513	11,513	—	—
Federal Funds sold	38,677	38,677	38,677	—	—
Investment securities available for sale	4,801	4,801	—	4,701	100
Loans available for sale	612	612	—	612	—
Loan Receivable
Mortgage Loans	326,971	356,130	—	—	356,130
Share Loans	216	216	—	—	216
Consumer Loans	1,499	1,432	—	—	1,432
Mortgage-backed securities-available for sale	209,018	209,018	—	209,018	—
Federal Home Loan Bank of Atlanta Stock	959	959	959	—	—
Federal Reserve Bank Stock	1,381	1,381	1,381	—	—
Bank owned life insurance	17,007	17,007	17,007	—	—
Accrued interest receivable	1,820	1,820	—	1,820	—
Mortgage servicing rights	42	42	—	—	42

Financial Liabilities
Deposits	$563,992	$563,740	—	563,740	—
Junior Subordinated Debt	17,011	17,011	—	17,011	—
Accrued interest payable	20	20	—	20	—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows as of September 30, 2012:

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

Under our methodology for calculating the allowance for loan losses, loss rates are determined for the following loan pools: construction, residential owner occupied, residential rental, home equity loans, loan acquisition and development, secured commercial loans, unsecured commercial loans, leases and consumer loans. Loss rates are then applied to loan balances of these portfolio segments exclusive of loans with specific loss allocations that were reviewed individually. This methodology provides an in-depth analysis of the Bank’s portfolio and reflects the probable inherent losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis.

During the fiscal year ended September 30, 2012, we modified our loss reserve assessment approach to expand analysis of loss rates from a period of the previous one year to the prior two years on a rolling quarter-to-quarter basis. The result was then annualized and applied to loan pools specified above. Also during the fiscal year ended September 30, 2012, the Company isolated a segment of the loan portfolio, residential rental loans, to perform more detailed analysis for potential losses.

A two year look back period of charge-off experience is considered to more reasonably approximate current loss exposure within the portfolio. As mentioned above, we also began employing a more detailed approach in reviewing residential rental loans during the fiscal year ended September 30, 2012. Loss rates for this category have been noticeably higher than other types of loans. Additionally, geographic concentration is considered to be more of a risk factor for this type of product. Loans within this category are segregated by internal risk ratings, with higher reserves allocated as risk ratings reflect more potential for loss.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 . The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

During the three months ended December 31, 2012, assets decreased by $1.1 million, or .17%, from $645.1 million at September 30, 2012 to $644.0 million at December 31, 2012. Cash and cash equivalents increased by $8.4 million, or 16.6% during the three months ended December 31, 2012, from $50.9 million to $59.4 million. This increase was primarily due to reductions in loans receivable and the mortgage backed securities portfolio during the period. During the three months ended December 31, 2012, investment securities increased by $173,000, or 3.7% from $4.6 million at September 30, 2012 to $4.8 million at December 31, 2012 due to the change in fair value of the related securities. Net loans receivable decreased $6.1 million, or 1.8%, from $334.8 million at September 30, 2012 to $328.7 million at December 31, 2012. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. During this low rate environment the Company has employed a strategy of selling most residential loans into the secondary loan market. The reduction in residential loans combined with a decline in demand for other lending products is the primary reason for the decrease in our loan portfolio. Mortgage-backed securities available for sale decreased by $4.5 million, or 2.1%, from $213.6 million at September 30, 2012 to $209.0 million at December 31, 2012 due primarily to principal payments made during the three months ended December 31, 2012. At December 31, 2012, all mortgage-backed securities were classified as available for sale for liquidity purposes. Foreclosed real estate increased by $1.7 million, or 101.3%, from $1.7 million at September 30, 2012 to $3.4 million at December 31, 2012, primarily due to the foreclosure of a $1.5 million land acquisition and development loan during the period. The Company is aggressively pursuing the sale of the property, which is located in the state of Pennsylvania.

Deposits decreased by $2.4 million, or .42%, from $566.4 million at September 30, 2012 to $564.0 million at December 31, 2012.

Stockholders’ equity increased by $476,000, or .86%, from $55.1 million at September 30, 2012 to $55.6 million at December 31, 2012. This increase was due primarily to net income earned during the period, partially offset by a decline in accumulated other comprehensive income, net of related deferred tax effects.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

Net Income. Net income was $639,000 for the three months ended December 31, 2012 and $462,000 for the three months ended December 31, 2011. This increase in net income was primarily due increases in net interest income and other income, partially offset by increased provision for loan losses.

Net Interest Income. Net interest income increased by $344,000, or 7.2%, from $4.8 million for the three months ended December 31, 2011 to $5.1 million for the three months ended December 31, 2012. The increase in net interest income primarily was due to higher average balances on mortgage-backed securities and a declining cost of funds rate on the deposit portfolio. These increases were partially offset by a decrease in interest and fees on loans as the average balance of the loan portfolio continued to decline.

Interest Income. Interest income decreased by $103,000, or 1.5% from $6.7 million for the three months ended December 31, 2011 to $6.6 million for the three months ended December 31, 2012. Interest and fees on loans decreased by $193,000, or 3.5%, from $5.5 million for the three months ended December 31, 2011 to $5.3 million for the three months ended December 31, 2012. This was primarily due to lower average balances on loans. Average loans declined by $23.0 million during the three months ended December 31, 2012 as compared to the same period in 2011. This decline was partially offset by an increase in interest on mortgage-backed securities of $121,000, or 11.4% from $1.1 million for the three months ended December 31, 2011 to $1.2 million for the three months ended December 31, 2012. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $57.4 million, from $155.1 million during the three months ended December 31, 2011 to $212.5 million during the three months ended December 31, 2012. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $1.9 million for the three months ended December 31, 2011 to $1.5 million for the three months ended December 31, 2012, a decrease of $447,000 or 23.2%. Interest on deposits decreased $447,000, or 25.2%, from $1.8 million for the three months ended December 31, 2011 to $1.3 million for the three months ended December 31, 2012. This decrease was due to the decline in the average cost of deposits of 34 basis points from 1.28% for the three months ended December 31, 2011 to .94% for the three months ended December 31, 2012.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2012 and 2011.

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

	For the Three Months Ended December 31,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$337,822	$5,322	6.30%	$360,828	$5,515	6.11%
Mortgage-backed securities	212,511	1,179	2.22	155,076	1,058	2.73
Investment securities and FHLB stock	7,047	72	4.09	7,622	93	4.88
Other interest earning assets	45,190	25	.22	61,049	35	.23

Total Interest-earning assets	602,570	6,598	4.38	584,575	6,701	4.59
Bank Owned Life Insurance	16,909			15,943
Noninterest-earning assets	24,355			32,982

Total assets	$643,834			$633,500

Interest-bearing liabilities:
Deposits	$564,799	$1,327	.94%	$555,513	$1,774	1.28%
Junior Subordinated Debentures	17,011	157	3.69	17,011	157	3.69
Other liabilities	1,056	—	—	838	—	—

Total interest-bearing liabilities	582,866	1,484	1.02	573,362	1,931	1.35

Noninterest-bearing liabilities	5,535			8,150

Total liabilities	588,401			581,512
Stockholders’ Equity	55,433			51,988

Total liabilities and stockholders’ equity	$643,834			$633,500

Net interest income		$5,114			$4,770

Interest rate spread			3.36%			3.24%

Net interest margin (2)			3.39%			3.26%

Ratio average interest earning assets/interest-bearing liabilities			103.38%			101.96%

(1)	Includes nonaccrual loans
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	For Three Months Ended December 31,
	2012		Vs.	2011
	Increase (Decrease) Due to
	Volume	Rate		Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(351)	$171		$(13)	$(193)
Mortgage-backed securities	392	(205)		(66)	121
Investment securities	(7)	(15)		1	(21)
Other interest-earning assets	(9)	(1)		—	(10)

Total interest-earning assets	25	(50)		(78)	(103)

Interest expense:
Deposits	30	(472)		(5)	(447)
Junior Subordinated Debentures	—	—		—	—

Total interest-bearing liabilities	30	(472)		(5)	(447)

Change in net interest income	$(5)	$422		$(73)	$344

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $500,000 provision for losses on loans during the three months ended December 31, 2012 as compared to a provision of $300,000 for the three months ended December 31, 2011. The increase in loan loss provisions was directly related to declines in estimated realizable values of certain problem loans, primarily investor rental properties. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $121,000, or 22.2%, from $544,000 for the three months ended December 31, 2011 to $665,000 for the three months ended December 31, 2012. The increase in other income for the three months ended December 31, 2012 was primarily attributable to an increase in miscellaneous income of $145,000, or 81.0%, from $179,000 for the three months ended December 31, 2011, to $324,000 for the three months ended December 31, 2012. This increase was partly due to increased commissions from investment sales and an increase in prepayment fees received as certain loans paid off prior to scheduled maturity. These increases were partially offset by a decrease in gains on repossessed assets of $57,000, or 100.00% from $57,000 for the three months ended December 31, 2011 to $0 for the three months ended December 31, 2012 as the Company disposed of no repossessed assets during the period.

Non-interest Expenses. Total non-interest expenses decreased by $48,000, or 1.1%, from $4.3 million for the three months ended December 31, 2011 to $4.3 million for the three months ended December 31, 2012. This overall decline was due primarily to decreases in federal deposit insurance and professional fees. Federal Insurance premiums decreased by $69,000, or 32.1% from $215,000 for the three months ended December 31, 2011 to $146,000 for the three months ended December 31, 2012. Premiums during the three months ended December 31, 2011 included certain Office of the Comptroller of Currency “OCC” assessment fees that were no longer incurred during the three months ended December 31, 2012. Professional fees decreased $44,000, or 28.4% from $155,000 for the three months ended December 31, 2011 to $111,000 for the three months ended December 31, 2012, primarily due to reduced legal fees. There were no other notable fluctuations within other categories of non-interest expenses during the three months ended December 31, 2012 as compared with the same period of the preceding fiscal year.

Income Taxes. Our income tax expense was $373,000 and $237,000 for the three months ended December 31, 2012 and 2011, respectively. The change in income taxes for the three months ended December 31, 2012 as compared to the same period in the prior year was primarily due to increased pretax earnings.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31, 2012	At September 30, 2012
	(In thousands)

Commitments to originate new loans	$4,145	$10,758
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	31,494	32,225
Commercial letters of credit	656	390

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

Asset Quality

At December 31, 2012, we had $18.2 million in non-performing assets, consisting of nonaccrual loans, accruing troubled debt restructurings and repossessed assets representing 2.83% of total assets. At September 30, 2012 non-performing assets were $21.5 million or 3.33% of total assets. Our net charge-offs for the three months ended December 31, 2012 and December 31, 2011 were $482,000 and $4,000, respectively. Our allowance for loan losses was $5.5 million at December 31, 2012 compared to $5.5 million at September 30, 2012.

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2012	At September 30, 2012
	(In thousands)
Nonperforming loans:
Nonaccrual loans (1):
Single family residential	$711	$472
Single family rental property	2,775	2,128
Commercial real estate	2,441	2,994
Construction	3,353	7,551
Commercial leases	—	—
Commercial lines of credit	—	—
Consumer Loans	81	—

Total nonaccrual loans	9,361	13,145
Loans 90 days past due and accruing	—	—
Accruing Troubled Debt Restructurings	5,493	6,647

Total non-performing loans	14,854	19,792
Foreclosed Real Estate	3,370	1,674

Total nonperforming assets	$18,224	$21,466

Nonperforming loans to loans receivable	4.51%	5.90%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	5.49%	6.38%
Nonperforming assets to total assets	2.83%	3.33%
Loans modified in Troubled Debt Restructuring	$6,527	$9,267

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at December 31, 2012 are $1.0 million in Troubled Debt Restructurings, $800,000 of which were current. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period. As of December 31, 2012, the Company had a total of $6.5 million in Troubled Debt Restructurings.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated:

	For the Three Months Ended December 31
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$5,470	$4,768

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Single-family residential-rentals	(1)	(11)
Commercial	—	—
Construction	(504)	—
Commercial Leases	—	—
Consumer	—	(5)

Total charge-offs	(505)	(16)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Single-family residential-rentals	—	—
Commercial	3	—
Construction	—	—
Commercial leases	—	—
Consumer	20	12

Total recoveries	23	12
Net loans charged-off	(482)	(4)
Provision for loan losses	500	300

Balance at end of period	$5,488	$5,064

Ratio of net charge-offs (annualized) to average loans outstanding during the period	.57%	.00%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2012, the Company had $31.9 million in classified assets, consisting of $21.3 million in substandard loans, $7.2 million in substandard CMO’s, and $3.4 million in foreclosed property. At September 30, 2012, the Company had $34.2 million in classified assets consisting of $24.9 million in substandard loans, $7.6 million in substandard CMO’s and $1.7 million in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2012, we have identified approximately $6.9 million in assets classified as special mention. At September 30, 2012, $6.4 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At December 31, 2012, the Bank and the Company exceeded all of their regulatory minimum capital requirements and are categorized as “well capitalized” under the regulatory framework for prompt corrective action. For information comparing the Bank’s and the Company’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2012 and 2011, the Company had $17.0 million and $8.9 million, respectively, of gross loan originations. During the three months ended December 31, 2012, and 2011 the Company purchased $12.9 and $9.1 million, respectively, in investment securities and mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than thirty days that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2012, cash, interest-bearing deposits in other banks and federal funds sold were $9.2 million, $11.5 million and $38.7 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $85.8 million as of December 31, 2012 and has a line of credit with M & T Bank for $5.0 million. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2012 totaled $124.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.99% at December 31, 2012. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.34% at December 31, 2012. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $159,000 during the three months ended December 31, 2012 and $157,000 during the three months ended December 31, 2011.

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

On January 26, 2011 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in December 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. The warrant issued to the U.S. Treasury to purchase 183,645 shares of the Company’s common stock at $8.83 per share, par value $.01 per share, has not been repurchased and remains outstanding. The warrant will not be subject to any contractual restrictions on transfer.

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

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission on December 28, 2012 . As of December 31, 2012, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission on December 28, 2012. As of December 31, 2012, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Warrant to Purchase 183,465 Shares of Common Stock of BCSB Bancorp, Inc. (3)

4.4	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association ,dated June 27, 2002 (4)

4.5	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (4)

4.6	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated September 30, 2003 (4)

4.7	Form of Junior Subordinated Debt Securities Due 2033 (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidate Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: February 14, 2013	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2013	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)