Form 10-Q
period 2013-03-31
BCSB Bancorp Inc.
filed 2013-05-14
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013 the issuer had 3,189,668 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	September 30,
	2013	2012
	(unaudited)
	(dollars in thousands except per share data)
Assets
Cash	$7,486	$8,389
Interest bearing deposits in other banks	11,513	11,501
Federal funds sold	26,018	31,034

Cash and cash equivalents	45,017	50,924

Investment securities, available for sale	4,757	4,628
Loans available for sale	416	806
Loans receivable, net of allowances of $5,543 and $5,470	315,899	334,810
Mortgage backed securities, available for sale	234,268	213,563
Foreclosed real estate	3,659	1,674
Premises and equipment, net	10,021	10,080
Premises and equipment, net, held for sale	208	208
Federal Home Loan Bank of Atlanta stock, at cost	771	959
Federal Reserve Bank stock, at cost	1,387	1,381
Bank owned life insurance	17,163	16,869
Accrued interest and other assets	8,729	9,197

Total assets	$642,295	$645,099

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$38,745	$35,264
Interest-bearing	522,267	531,092

Total deposits	561,012	566,356
Junior subordinated debentures	17,011	17,011
Other liabilities	8,546	6,593

Total liabilities	586,569	589,960

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,189,668 and 3,188,665 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively)	32	32
Stock warrants	481	481
Additional paid-in capital	40,048	39,880
Obligation under rabbi trust	1,022	1,013
Retained earnings	14,983	14,041
Accumulated other comprehensive income, net of related deferred tax effect	948	1,511
Employee stock ownership plan	(815)	(855)
Stock held by rabbi trust	(973)	(964)

Total stockholders’ equity	55,726	55,139

Total liabilities and stockholders’ equity	$642,295	$645,099

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$10,135	$10,782	$4,813	$5,267
Interest on mortgage backed securities	2,388	2,179	1,208	1,121
Interest and dividends on investment securities	127	184	56	91
Other interest income	48	70	23	35

Total interest income	12,698	13,215	6,100	6,514

Interest Expense
Interest on deposits	2,517	3,365	1,190	1,591
Other interest expense	308	319	151	162

Total interest expense	2,825	3,684	1,341	1,753

Net interest income	9,873	9,531	4,759	4,761
Provision for losses on loans	950	600	450	300

Net interest income after provision for losses on loans	8,923	8,931	4,309	4,461

Other Income
Gain on sale of foreclosed real estate and repossessed assets	—	402	—	345
Gain on sale of mortgage-backed securities	69	—	69	—
Mortgage banking operations	74	77	33	57
Fees on transaction accounts	295	310	133	148
Income from bank owned life insurance	294	359	156	253
Miscellaneous income	600	467	276	268

Total other income	1,332	1,615	667	1,071

Non-Interest Expenses
Salaries and related expense	5,275	5,524	2,710	2,986
Occupancy expense	1,249	1,142	642	574
Federal deposit insurance premiums	301	360	155	145
Data processing expense	665	678	308	311
Property and equipment expense	284	268	149	140
Professional fees	224	281	113	126
Advertising	193	160	124	102
Telephone, postage and office supplies	149	162	76	87
Foreclosure and impaired loan expense	197	129	96	38
Other expenses	268	274	165	154

Total non-interest expenses	8,805	8,978	4,538	4,663

Income before income tax expense	1,450	1,568	438	869
Income tax expense	508	532	135	295

Net income	942	1,036	303	574

Per Share Data:
Basic earnings per share	$0.30	$0.34	$0.09	$0.19

Diluted earnings per share	$0.29	0.33	0.09	.0.18

Dividends per share	$0.00	$0.00	$0.00	$.0.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Months Ended March 31,
	2013	2012
	( in thousands)

Net income	$942	$1,036
Adjustment for gain on sale of mortgage-backed securities, net of tax of $(27) and $0, respectively	(42)	—
Other comprehensive loss net of tax:
Unrealized net holding losses on available-for-sale portfolios, net of tax of $(339) and $(24), respectively	(521)	(36)

Comprehensive income	$379	$1,000

	For the Three Months Ended March 31,
	2013	2012
	( in thousands)

Net income	$303	$574
Adjustment for gain on sale of mortgage-backed securities, net of tax of $(27) and $0, respectively	(42)	—
Other comprehensive (loss) gain net of tax:
Unrealized net holding (losses) gains on available-for-sale portfolios, net of tax of $(186) and $208, respectively	(286)	321

Comprehensive (loss) income	$(25)	$895

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended March 31,
	2013	2012
	(dollars in thousands)

Operating Activities
Net income	$942	$1,036
Adjustments to reconcile net income to net cash provided by operating activities

Amortization of deferred loan fees, net	(157)	(148)
Non-cash compensation under stock-based benefit plans	265	208
Provision for losses on loans	950	600
Amortization of purchase premiums and discounts, net	342	452
Provision for depreciation	407	344
Gain on sale of real estate and repossessed assets	—	(402)
Gain on sale of securities	(69)	—
Increase in cash surrender value of bank owned life insurance	(294)	(359)
Decrease in accrued interest and other assets	829	844
Gain on sale of loans	(76)	(85)
Loans originated for sale	(5,442)	(7,647)
Proceeds from loans sold	5,907	6,742
Increase in other liabilities	770	409
Increase in obligation under Rabbi Trust	(9)	(2)

Net cash provided by operating activities	4,365	1,992

Cash Flows from Investing Activities
Proceeds from maturities of investment securities – available for sale	—	2,000
Net decrease in loans	15,578	16,822
Proceeds from sale of foreclosed real estate	355	2,220
Proceeds from sale of mortgage-backed securities	42,717	—
Purchase of mortgage-backed securities – available for sale	(89,804)	(52,784)
Principal collected on mortgage-backed securities	25,267	18,313
Investment in premises and equipment	(348)	(973)
Redemption of Federal Home Loan Bank of Atlanta stock	187	73
Purchase of Federal Reserve Bank stock	(5)	(1,325)
Redemption of Federal Reserve Bank stock	—	52

Net cash used by investing activities	(6,053)	(15,602)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Six Months Ended March 31,
	2013	2012
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(5,344)	$11,819
Net increase in advances by borrowers for taxes and insurance	1,181	1,102
Exercised stock options	7	—
Repurchase of common stock	(63)	—

Net cash (used) provided by financing activities	(4,219)	12,921

Decrease in cash and cash equivalents	(5,907)	(689)
Cash and cash equivalents at beginning of period	50,924	60,108

Cash and cash equivalents at end of period	$45,017	$59,419

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$2,725	$3,545

Income taxes	$287	$—

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to foreclosed real estate	$2,409	$—

Transfer from foreclosed real estate to loans	$76	$508

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the six months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2013 or any other period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Investment Securities- available for sale

The amortized cost and estimated fair values of investment securities are as follows as of March 31, 2013 and September 30, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

March 31, 2013
Corporate Bonds	$4,880	—	(223)	$4,657
Equity Investments	100	—	—	100

	$4,980	$—	$(223)	$4,757

September 30, 2012
Corporate Bonds	4,880	—	(352)	4,528
Equity Investments	100	—	—	100

	$4,980	$—	$(352)	$4,628

There were no sales of available for sale investment securities during the six months ended March 31, 2013 or the year ended September 30, 2012.

The equity investments consist of an investment in one local bank, whose stock is not listed or widely traded. Therefore, the investment is carried at cost.

Below is a schedule of investment securities with unrealized losses as of March 31, 2013 and the length of time the individual security has been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$—	$—	$4,657	$(223)	$4,657	$(223)

Total temporarily impaired securities	$—	$—	4,657	$(223)	$4,657	$(223)

Below is a schedule of investment securities with unrealized losses as of September 30, 2012 and the length of time the individual security has been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$—	$—	$4,528	$(352)	$4,528	$(352)

Total temporarily impaired securities	$—	$—	$4,528	$(352)	$4,528	$(352)

At March 31, 2013 and September 30, 2012 the Company had two investment securities in an unrealized loss position.

The unrealized losses are due to changes in interest rates not credit losses. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary-impairments, the amount of other-than-temporary-impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities- available for sale

The amortized cost and estimated fair values of mortgage-backed securities available for sale are as follows as of March 31, 2013 and September 30, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

March 31, 2013
GNMA certificates	$3,368	$81	$—	$3,449
Private label collateralized mortgage obligations	6,112	—	(140)	5,972
Collateralized mortgage obligations	188,617	1,517	(706)	189,428
FNMA certificates	25,116	719	(29)	25,806
FHLMC participating certificates	9,267	346	—	9,613

	$232,480	$2,663	$(875)	$234,268

September 30, 2012
GNMA certificates	$3,416	$1	$—	$3,417
Private label collateralized mortgage obligations	11,259	10	(2,235)	9,034
Collateralized mortgage obligations	178,948	3,781	—	182,729
FNMA certificates	11,690	840	—	12,530
FHLMC participating certificates	5,403	450	—	5,853

	$210,716	$5,082	$(2,235)	$213,563

During the six months ended March 31, 2013 there were 17 available for sale mortgaged-backed securities sold for $39.0 million, at a gross gain of $658,000 and one private label CMO sold for $3.4 million with a loss of $589,000, for a net gain of $69,000. During the year ended September 30, 2012 there was one sale of an available for sale mortgage-backed security. The security was sold for $1.2 million at a loss of $6,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities- available for sale - continued

Below is a schedule of mortgage-backed securities with unrealized losses as of March 31, 2013 and September 30, 2012 and the length of time the individual security has been in a continuous unrealized loss position:

	March 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Private label collateralized mortgage obligations	$—	$—	$5,972	$(140)	5,972	$(140)
Collateralized mortgage obligations	73,073	(706)	—	—	73,073	(706)
FNMA certificates	10,083	(29)	—	—	10,083	(29)

Total temporarily impaired securities	$83,156	$(735)	$5,972	$(140)	$89,128	$(875)

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Private label collateralized mortgage obligations	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)
Collateralized mortgage obligations	—	—	—	—	—	—

Total temporarily impaired securities	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)

At March 31, 2013 and September 30, 2012 the Company had twenty-six and two mortgage-backed securities in unrealized loss positions, respectively.

During the six months ended March 31, 2013, we determined that, based on our most recent estimate of cash flows, there was no additional other-than-temporary-impairment (“OTTI”). At March 31, 2013, we had two private label collateralized mortgage obligations with an amortized cost of $6.1 million and $140,000 in gross unrealized losses. During the three months ended March 31, 2013, one private label collateralized mortgage obligations was sold for $3.5 million, with a loss of $589,000. At September 30, 2012 we had three private label collateralized mortgage obligations with an amortized cost of $11.3 million OTTI and $2.2 million in gross unrealized losses. These securities contain mortgages with Alt-A characteristics. We recorded other-than-temporary impairment charges of $370,000 on these securities during the year ended September 30, 2012 and $0 for the six months ended March 31, 2013

We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary-impairments, the amount of other-than-temporary-impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities- available for sale continued

The following shows the activity in “OTTI” related to credit losses for the six months ended March 31,

	2013	2012
Balance at Beginning of Period	$733	$400
Additional OTTI taken for credit losses	—	—
OTTI adjustment for securities sold	(332)	—
Charge-offs due to payment shortages	(76)	—

Balance at end of Period	$325	$400

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

The loss severity assumption is static for twelve months then decreases monthly based on future market appreciation. The annual market appreciation assumption is 3.00% after 12 months. The loss severity is subject to a floor value of 23.00%.

Loss severity is benchmarked to the recent results of the loan collateral supporting the securities and the results experienced by major servicers of non-agency mortgage-backed-securities for securities with similar attributes.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities- available for sale - continued

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

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans

Loans Receivable

Loans receivable at March 31, 2013 and September 30, 2012 consist of the following:

	March 31,	September 30,
(in thousands)	2013	2012
Single-family residential mortgages	$66,089	$76,823
Single-family rental property loans	60,178	62,111
Commercial real estate loans	139,812	141,364
Construction loans	20,880	21,396
Commercial loans secured	184	71
Commercial loans unsecured	56	60
Commercial lease loans	—	20
Commercial lines of credit	7,046	9,952
Automobile loans	279	437
Home equity lines of credit	31,553	32,840
Other consumer loans	1,301	1,714

	327,378	346,788

Less – undisbursed portion of loans in process	(6,092)	(6,467)
- unearned interest	(2)	(3)
- deferred loan origination costs and fees	158	(38)
- allowance for losses on loans	(5,543)	(5,470)

	$315,899	$334,810

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the six and three months ended March 31, 2013 are as follows:

Allowance for Losses on Loans

For the periods ended March 31, 2013

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Six Months ended March 31, 2013
Allowance for losses on loans:
Beginning Balance	$140	$2,232	$1,477	$1,492	$119	$—	$10	$5,470
Charge-Offs	—	(408)	—	(504)	—	—	(4)	(916)
Recoveries	—	—	8	—	—	31	—	39
Provisions	(60)	1,150	(119)	63	(47)	(31)	(6)	950

Ending Balance	$80	$2,974	$1,366	$1,051	$72	$—	$—	$5,543

Three Months ended March 31, 2013
Allowance for losses on loans:
Beginning Balance	$101	$2,629	$1,421	$1,200	$117	$—	$20	$5,488
Charge-Offs	—	(407)	—	—	—	—	(4)	(411)
Recoveries	—	—	5	—	—	11	—	16
Provisions	(21)	752	(60)	(149)	(45)	(11)	(16)	450

Ending Balance	$80	$2,974	$1,366	$1,051	$72	$—	$—	$5,543

Ending balance individually evaluated for impairment	$3,617	$7,076	$4,508	$3,183	$81	$—	$—	$18,465	(1)

Ending balance collectively evaluated for impairment	$62,472	$53,102	$142,590	$17,697	$31,472	$279	$1,301	$308,913	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$1,216	$119	$586	$—	$—	—	$1,921

Ending Allowance balance for loans collectively evaluated for impairment	$80	$1,758	$1,247	$465	$72	$—	$—	$3,622

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the six and three months ended March 31, 2012 are as follows:

Allowance for Losses on Loans

For the periods ended March 31, 2012

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Six Months ended March 31, 2012
Allowance for losses on loans:
Beginning Balance	$205	$1,595	$1,513	$1,267	$168	$—	$20	$4,768
Charge-Offs	—	(11)	—	—	—	—	(8)	(19)
Recoveries	—	—	—	—	—	29	—	29
Provisions	25	583	456	(343)	(89)	(29)	(3)	600

Ending Balance	$230	$2,167	$1,969	$924	$79	$—	$9	$5,378

Three Months ended March 31, 2012
Allowance for losses on loans:
Beginning Balance	$126	$1,655	$2,020	$1,075	$168	$—	$20	$5,064
Charge-Offs	—	—	—	—	—	—	(4)	(4)
Recoveries	—	—	—	—	—	—	—	18
Provisions	104	512	(51)	(151)	(89)	(18)	(7)	300

Ending Balance	$230	$2,167	$1,969	$924	$79	$—	$9	$5,378

Ending balance individually evaluated for impairment	$1,534	$7,155	$13,424	$7,610	$437	$—	$—	$30,160	(1)

Ending balance collectively evaluated for impairment	$83,296	$56,578	$136,128	$19,074	$32,802	$640	$1,813	$330,331	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$608	$83	$313	$—	$—	—	$1,004

Ending Allowance balance for loans collectively evaluated for impairment	$230	$1,559	$1,886	$611	$79	$—	$9	$4,374

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The classification of loans as of March 31, 2013 and September 30, 2012 are as follows:

March 31, 2013

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total

Grade
Pass	$63,414	$49,939	$136,040	$16,297	$31,116	$279	$1,301	$298,386
Special Mention	307	3,163	5,301	1,400	356	—	—	10,527
Substandard	2,368	7,076	5,757	3,183	81	—	—	18,465
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$66,089	$60,178	$147,098	$20,880	$31,553	$279	$1,301	$327,378	(1)

September 30, 2012

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total

Grade
Pass	$76,166	$49,817	$141,413	$13,129	$32,840	$437	$1,714	$315,516
Special Mention	119	3,824	2,465	—	—	—	—	6,408
Substandard	538	8,470	7,589	8,267	—	—	—	24,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$76,823	$62,111	$151,467	$21,396	$32,840	$437	$1,714	$346,788	(1)

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

The Bank originates second mortgage loans and home equity lines of credit. Second mortgage loans are made at fixed rates and for terms of up to 15 years. The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate and are currently offered at the prime rate with a floor of 3.25%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by first and second liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Impaired loans as of March 31, 2013 are as follows:

	Impaired Loans As of March 31, 2013 (Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan	$3,617	$3,617	$—
Residential Rental Loans	1,355	1,355	—
Commercial Loans	2,865	2,865	—
Construction Loans	—	—	—
Home Equity Loans	81	81	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$7,918	$7,918	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Residential Rental Loans	5,721	5,721	1,216
Commercial Loans	1,643	1,643	119
Construction Loans	3,183	3,183	586
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$10,547	$10,547	$1,921

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended March 31, 2013:

	Three Months Ended March 31, 2013		Six Months Ended March 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loan	$2,373	$22	$2,378	$43
Residential Rental Loans	1,355	1	1,356	2
Commercial Loans	4,129	41	4,151	83
Construction Loans	—	—	—	—
Home Equity Loans	81	1	81	2
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$7,938	$65	$7,966	$130

Loans with specific valuation allowance recorded:
Residential Loans	$—	$—	$—	$—
Residential Rental Loans	5,723	65	5,726	153
Commercial Loans	1,650	31	1,661	47
Construction Loans	3,183	31	3,183	64
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$10,556	$127	$10,570	$264

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Impaired loans as of September 30, 2012 are as follows:

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

Loans with specific valuation allowance:
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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended March 31, 2012:

	Three Months Ended March 31, 2012		Six Months Ended March 31, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loan	$138	$—	$139	$—
Residential Rental Loans	5,443	63	5,443	128
Commercial Loans	3,879	22	3,871	26
Construction Loans	6,461	58	6,461	135
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$15,921	$143	$15,914	$289

Loans with specific valuation allowances:
Residential Loans	$121	$—	$121	$—
Residential Rental Loans	1,715	10	1,716	17
Commercial Loans	293	—	247	—
Construction Loans	2,501	6	2,548	11
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$4,630	$16	$4,632	$28

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Past due loans as of March 31, 2013 and September 30, 2012 are as follows:

Credit Quality Information
Age Analysis of Past Due Loans
As of March 31, 2013
	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non-Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$209	$—	$1,323	$1,532	$64,557	$66,089	$175	$—
Residential Rental Loans	—	—	2,629	2,629	57,549	60,178	209	—
Commercial Loans	124	—	1,267	1,391	145,707	147,098	47	—
Construction Loans	—	—	3,183	3,183	17,697	20,880	2,993	—
Home Equity Loans	356	—	273	629	30,924	31,553	114	—
Automobile Loans	—	—	—	—	279	279	—	—
Other Loans	—	—	—	—	1,301	1,301	—	—

Total (1)	$689	$—	$8,675	$9,364	$318,014	$327,378	$3,538	$—

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

Credit Quality Information
Age Analysis of Past Due Loans
As of September 30, 2012
	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non-Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$360	$82	$472	$914	$75,909	$76,823	$—	$—
Residential Rental Loans	180	340	2,128	2,648	59,463	62,111	741
Commercial Loans	—	—	2,994	2,994	148,473	151,467	1,311	—
Construction Loans	—	—	7,551	7,551	13,845	21,396	294	—
Home Equity Loans	119	81	—	200	32,640	32,840	—	—
Automobile Loans	—	—	—	—	437	437	—	—
Other Loans	3	—	—	3	1,711	1,714	—	—

Total (1)	$662	$503	$13,145	$14,310	$332,478	$346,788	$2,346	$—

(1)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

Troubled Debt Restructurings (TDRs) are placed on nonaccrual status when loan modifications take place. The interest component of subsequent payment receipts is recognized as income on a cash basis. TDRs are removed from nonaccrual status after performing in accordance with modified terms for a sustained period, generally six months.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Loans on Nonaccrual Status

(Dollars in Thousands)

	March 31,	September 30,
	2013	2012
With no related allowance recorded:
Residential Loans	$1,516	$472
Residential Rental Loans	1,355	2,039
Commercial Loans	1,219	2,994
Constructions Loans	0	4,557
Home Equity Loans	81	—
Automobile Loans	0	—
Other Loans	0	—

	$4,171	$10,062

With an allowance recorded:
Residential Loans	$—	$—
Residential Rental Loans	1,274	89
Commercial Loans	3,041	—
Constructions Loans	189	2,994
Home Equity Loans	0	—
Automobile Loans	0	—
Other Loans	0	—

	$4,504	$3,083

Total Nonaccrual Loans (1)	$8,675	$13,145

(1)	Includes Troubled Debt Restructurings (TDR’s) of $109,000 and $700,000 at March 31, 2013 and September 30, 2012, respectively, which were not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual even though they may be current in terms of principal and interest payments. As of March 31, 2013 and September 30, 2012, the Company had total TDR’s of $6.3 million and $9.3 million, respectively.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Modifications
During the six months ended March 31,
	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments

Troubled Debt Restructurings
Residential- Prime	2	$111	$109	1	$90	$77
Commercial	—	—	—	4	2,426	2,409
Construction	—	—	—	—	—	—
Consumer-Other	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Troubled Debt Restructurings are considered to be in default after 90 days of non-payment. During the six months ended March 31, 2013 and 2012 there were no TDR’s considered to be in default.

Loans identified as Troubled Debt Restructurings are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty, resulting in the Bank granting a concession as part of a loan modification. Loans modified as TDR’s were primarily comprised of loans for which payments were either deferred or reduced. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of March 31, 2013, $6.3 million in TDR’s were included in nonperforming loans, all of which were current.

As previously stated, TDR’s are included as nonperforming assets, although payments may be current in conjunction with modified loan terms. Typical loan modifications include lowering interest rates, deferring payments or extending repayment terms. As of March 31, 2013 specific loan loss reserves on TDR’s totaled $721,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding excluding unallocated ESOP shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the six and three month periods ended March 31, 2013 and 2012, respectively, are as follows:

	For the Six Months Ended March 31,
	2013			2012
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$942	3,107	$0.30	$1,036	3,102	$0.34

Income available to common shareholders	$942	3,107	$0.30	$1,036	3,102	$0.34

Diluted EPS
Net Income	$942	3,107	$0.30	$1,036	3,102	$0.34
Effect of dilutive shares	—	126	(0.01)	—	75	(.01)

Income available to common shareholders plus assumed conversions	$942	3,233	$0.29	$1,036	3,177	$0.33

	For the Three Months Ended March 31,
	2013			2012
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$303	3,110	$0.09	$574	3,101	$0.19

Income available to common shareholders	$303	3,110	$0.09	$574	3,101	$0.19

Diluted EPS
Net Income	$303	3,110	$0.09	$574	3,101	$0.19
Effect of dilutive shares	—	152	—	—	97	(0.01)

Income available to common shareholders plus assumed conversions	$303	3,262	$0.09	$574	3,198	$0.18

Options to purchase 15,792 and 60,454 shares which were outstanding at March 31, 2013 and March 31, 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

On April 19, 2013, the Company repurchased the warrant to purchase 183,465 shares of the Company’s common stock at an exercise price of $8.83 per share. The warrant was exercisable at any time on or before March 23, 2018. The Company paid an aggregate price of $1,442,000 for the repurchase of the warrant, which has been cancelled. The purchase price was based on the fair market value of the warrant as agreed upon by the Company and the U.S. Treasury. The repurchase transaction resulted in a reduction in total Stockholders’ Equity of $1,442,000 during the three months ended June 30, 2013. The Company has now completely exited the TARP Capital Purchase Program.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Regulatory Capital

The following table sets forth the Bank’s regulatory capital position at March 31, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$65,926	10.21%	$25,823	4.00%	$32,279	5.00%
Tier 1 risk based capital ratio (2)	65,926	18.07	N/A	N/A	21,895	6.00
Total risk based capital ratio (2)	69,508	19.05	29,194	8.00	36,492	10.00

(1)	To average total assets
(2)	To risk-weighted assets

The following table sets forth BCSB Bancorp Inc.’s regulatory capital position at March 31, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$53,664	8.34%	$25,748	4.00%	$32,185	5.00%
Tier 1 risk based capital ratio (2)	53,664	14.66	N/A	N/A	21,965	6.00
Total risk based capital ratio (2)	57,246	15.64	29,287	8.00	36,608	10.00

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan whereby 120,366 shares of common stock have been reserved for issuance. Options granted under the plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. Also, there were no options granted during the years ended September 30, 2010 , 2011 and 2012, or during the six months ended March 31, 2013.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan whereby 191,740 shares of common stock were reserved for issuance. Options granted may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. In some cases options can be reissued from forfeitures when employees leave the Company. There were no options granted during the years ended September 30, 2009 or 2010. There were 177,930 options granted during the year ended September 30, 2011 and 15,052 options granted during the year ended September 30, 2012. There were no options granted during the six months ended March 31, 2013.

The following table summarizes the shares under the Company’s outstanding stock options at March 31, 2013:

Number of Shares	Exercise Price	Weighted Average Contractual Life (Years)

10,528	$28.41	3.7
5,264	17.95	4.7
22,193	11.61	4.7
11,296	8.25	6.2
176,320	10.29	7.6
15,052	13.74	9.0

The total exercisable shares of 138,380 have a weighted average contractual life of 6.4 years, a weighted average exercise price of $12.14 and an aggregate intrinsic value of $828,000 as of March 31, 2013.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans-continued

The following table presents the activity related to options under all plans for the six months ended March 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	240,653	$11.49
Options Exercised	—	—
Options Expired	—	—
Options Granted	—	—

Outstanding at March 31, 2013	240,653	$11.49

Exercisable at March 31, 2013	138,380	$12.14

During the six months ended March 31, 2013 there were no stock options granted. During the six months ended March 31, 2012 there were 15,052 options granted. Option expense recognized during the six month periods ended March 31, 2013 and March 31, 2012 was $91,914 and $99,894, respectively. As of March 31, 2013, $301,683 of total unrecognized pretax expense related to stock options is expected to be recognized from April 1, 2013 through March 31, 2016.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12 - Recent Accounting Pronouncements

In March 2012, the FASB issued ASU No. 2012-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2012-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2012-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2012-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

In February 2013 FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of the new guidance is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (“OCI”) by requiring entities to present in one place information about significant amounts reclassified and, in come cases, to provide cross references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed. The amendments was applied prospectively and was effective for public entities in both interim and annual reporting periods beginning after December 15, 2012.

Note 13 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $553,000 of standby letters of credit as of March 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of March 31, 2013 for guarantees under standby letters of credit issued is not considered to be material.

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

There were no transfers between levels during the six months ended March 31, 2013. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of March 31, 2013 and September 30, 2012 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At March 31, 2013			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans available for sale	$416	$—	$416	$—	$—
Equity Investments	100	—	—	100	—
Corporate Bonds available for sale	4,657	—	4,657	—	—
GNMA certificates available for sale	3,449	—	3,449	—	—
FNMA certificates available for sale	25,806	—	25,806	—	—
FHLMC certificates available for sale	9,613	—	9,613	—	—
Private label collateralized mortgage obligations available for sale	5,972	—	5,972	—	—
Collateralized mortgage obligations available for sale	189,428	—	189,428	—

	$239,441	$—	$239,341	$100	$—

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

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

Foreclosed Real Estate and Repossessed Assets

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less estimated costs to sell. There was $3.7 million in foreclosed real estate at March 31, 2013.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

At March 31, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$3,617	$—	$—	$3,617
Impaired Residential Rental Loans	5,860	—	—	5,860
Impaired Commercial and Lease Loans	4,389	—	—	4,389
Impaired Construction Loans	2,597	—	—	2,597
Impaired Home Equity Loans	81	—	—	81
Premises and equipment held for sale	208	—	—	208
Foreclosed Real Estate	3,659	—	—	3,659

Total	$20,411	$—	$—	$20,411

At September 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,163	$—	$—	$1,163
Impaired Residential Rental Loans	6,295	—	—	6,295
Impaired Commercial and Lease Loans	5,449	—	—	5,449
Impaired Construction Loans	7,196	—	—	7,196
Impaired Home Equity Loans	210	—	—	210
Premises and equipment held for sale	208	—	—	208
Foreclosed Real Estate	1,674	—	—	1,674

Total	$22,195	$—	$—	$22,195

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows as of March 31, 2013:

Fair Value Measurement
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Financial Assets
Cash	$7,486	$7,486	$7,486	$—	$—
Interest-bearing deposits in other banks	11,513	11,513	11,513	—	—
Federal Funds sold	26,018	26,018	26,018	—	—
Investment securities available for sale	4,757	4,757	—	4,757	—
Loans available for sale	416	416	—	416	—
Loan Receivable
Mortgage Loans	314,321	340,562	—	—	340,562
Share Loans	211	211	—	—	211
Consumer Loans	1,367	1,368	—	—	1,368
Mortgage-backed securities-available for sale	234,268	234,268	—	234,268	—
Federal Home Loan Bank of Atlanta Stock	771	771	771	—	—
Federal Reserve Bank Stock	1,387	1,387	1,387	—	—
Bank owned life insurance	17,163	17,163	17,163	—	—
Accrued interest receivable	1,843	1,843	—	1,843	—
Mortgage servicing rights	33	33	—	—	33

Financial Liabilities
Deposits	$561,012	$561,247	—	561,247	—
Junior Subordinated Debt	17,011	17,011	—	17,011	—
Accrued interest payable	106	106	—	106	—

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16 - Changes in Accumulated Other Comprehensive Income by Component.

The following table presents in each component of accumulated other comprehensive income, net of tax, for the six and three months ended March 31, 2013:

(dollars in thousands)	Net Unrealized Gains and Losses on Investment Securities[1]	Total
October 1, 2012	$1,511	$1,511
Other Comprehensive Loss Before Reclassifications	(521)	(521)
Amounts Reclassified from Accumulated Other Comprehensive Income net of tax $27, and $0 respectively	(42)	(42)

Net Current-Period Other Comprehensive Loss	(563)	(563)

March 31, 2013	$948	$948

[1]	Amounts in parenthesis indicate debits

(dollars in thousands)	Net Unrealized Gains and Losses on Investment Securities[1]	Total
January 1, 2013	$1,276	$1,276
Other Comprehensive Loss Before Reclassifications	(286)	(286)
Amounts Reclassified from Accumulated Other Comprehensive Income net of tax $27, and $0 respectively	(42)	(42)

Net Current-Period Other Comprehensive Loss	(328)	(328)

March 31, 2013	$948	$948

[1]	Amounts in parenthesis indicate debits

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16 - Changes in Accumulated Other Comprehensive Income by Component - continued.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income for the six and three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Gain on Sale of Mortgage-Backed Securities	$(69)	Gain on Sale of mortgage-backed securities
	27	Tax Expense

Total Reclassification for the Period	$(42)	Net of Tax

Note 17 - Subsequent Events.

On April 19, 2013, the Company repurchased the warrant to purchase 183,465 shares of the Company’s common stock at an exercise price of $8.83 per share. The warrant was exercisable at any time on or before March 23, 2018. The Company paid and aggregate price of $1,442,000 for the repurchase of the warrant, which has been cancelled. The purchase price was based on the fair market value of the warrant as agreed upon by the Company and the U.S. Treasury. The repurchase transaction resulted in a reduction in total Stockholders’ Equity of $1,442,000 during the three months ended June 30, 2013. The Company has now completely exited the TARP Capital Purchase Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a Maryland corporation which was organized to be the stock holding company for the Bank in connection with our second-step conversion and reorganization completed on April 10, 2008. Effective September 30, 2012, the Bank became a Maryland state chartered commercial bank. The Bank’s deposit accounts are insured up to a maximum of $250,000 by the FDIC.

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

During the six months ended March 31, 2013, assets decreased by $2.8 million, or .43%, from $645.1 million at September 30, 2012 to $642.3 million at March 31, 2013. Cash and cash equivalents decreased by $5.9 million, or 11.6% during the six months ended March 31, 2013, from $50.9 million to $45.0 million. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity. Net loans receivable decreased $18.9 million, or 5.6%, from $334.8 million at September 30, 2012 to $315.9 million at March 31, 2013. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. During this low rate environment the Company has employed a strategy of selling most residential loans into the secondary loan market. The reduction in residential loans combined with a decline in demand for other lending products is the primary reason for the decrease in our loan portfolio. Mortgage-backed securities available for sale increased by $20.7 million, or 9.7%, from $213.6 million at September 30, 2012 to $234.3 million at March 31, 2013 due primarily to purchases made during the six months ended March 31, 2013. At March 31, 2013, all mortgage-backed securities were classified as available for sale for liquidity purposes. Foreclosed real estate increased by $2.0 million, or 118.6%, from $1.7 million at September 30, 2012 to $3.7 million at March 31, 2013, primarily due to the foreclosure of a $1.5 million land acquisition and development loan during the period. The Company is aggressively pursuing the sale of the property, which is located in the state of Pennsylvania.

Deposits decreased by $5.3 million, or .94%, from $566.4 million at September 30, 2012 to $561.0 million at March 31, 2013.

Stockholders’ equity increased by $587,000, or 1.1%, from $55.1 million at September 30, 2012 to $55.7 million at March 31, 2013. This increase was due primarily to net income earned during the period, partially offset by a decline in accumulated other comprehensive income, net of related deferred tax effects.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and 2012

Net Income. Net income was $942,000 for the six months ended March 31, 2013 and $1,036,000 for the six months ended March 31, 2012. This decrease in net income was primarily due to a combination of fluctuations, including decreases in other income and non-interest expense and increases in net interest income and provision for losses on loans,

Net Interest Income. Net interest income increased by $342,000, or 3.6%, from $9.5 million for the six months ended March 31, 2012 to $9.9 million for the six months ended March 31, 2013. The increase in net interest income primarily was due to a declining cost of funds on the deposit portfolio and higher average balances on mortgage-backed securities. These increases were partially offset by a decrease in interest and fees on loans as the average balance of the loan portfolio continued to decline.

Interest Income. Interest income decreased by $517,000, or 3.9% from $13.2 million for the six months ended March 31, 2012 to $12.7 million for the six months ended March 31, 2013. Interest and fees on loans decreased by $647,000, or 6.0%, from $10.8 million for the six months ended March 31, 2012 to $10.1 million for the six months ended March 31, 2013. This was primarily due to lower average balances on loans. Average loans declined by $25.6 million during the six months ended March 31, 2013 as compared to the same period in 2012. This decline was partially offset by an increase in interest on mortgage-backed securities of $209,000, or 9.6% from $2.2 million for the six months ended March 31, 2012 to $2.4 million for the six months ended March 31, 2013. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $56.8 million, from $162.8 million during the six months ended March 31, 2012 to $219.5 million during the six months ended March 31, 2013. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $3.7 million for the six months ended March 31, 2012 to $2.8 million for the six months ended March 31, 2013, a decrease of $859,000 or 23.3%. Interest on deposits decreased $848,000, or 25.2%, from $3.4 million for the six months ended March 31, 2012 to $2.5 million for the six months ended March 31, 2013. This decrease was due to the decline in the average cost of deposits of 31 basis points from 1.21% for the six months ended March 31, 2012 to .90% for the six months ended March 31, 2013.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the six month periods ended March 31, 2013 and 2012. No tax equivalent yield adjustments were made, as the effect was not material.

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

	For the Six Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)

Interest-earning assets:
Loans receivable, net (1)	$330,900	$10,135	6.13%	$356,503	$10,782	6.05%
Mortgage-backed securities	219,524	2,388	2.18	162,759	2,179	2.68
Investment securities and FHLB stock	7,092	127	3.58	7,426	184	4.96
Other interest earning assets	44,668	48	0.21	60,427	70	0.23

Total Interest-earning assets	602,184	12,698	4.22	587,115	13,215	4.50
Bank Owned Life Insurance	16,984			16,370
Noninterest-earning assets	25,534			31,062

Total assets	$644,702			$634,547

Interest-bearing liabilities:
Deposits	$562,458	$2,517	0.90%	$557,500	$3,365	1.21%
Junior Subordinated Debentures	17,011	308	3.62	17,011	319	3.75
Other liabilities	1,240	—	—	1,175	—	—

Total interest-bearing liabilities	580,709	2,825	0.97	575,686	3,684	1.28

Noninterest-bearing liabilities	8,107			6,559

Total liabilities	588,816			582,245
Stockholders’ Equity	55,886			52,302

Total liabilities and stockholders’ equity	$644,702			$634,547

Net interest income		$9,873			$9,531

Interest rate spread			3.25%			3.22%

Net interest margin (2)			3.28%			3.25%

Ratio average interest earning assets/interest-bearing liabilities			103.70%			101.99%

(1)	Includes nonaccrual loans
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	For Six Months Ended March 31,
	2013 Vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(774)	$137	$(10)	$(647)
Mortgage-backed securities	761	(410)	(142)	209
Investment securities	(8)	(51)	2	(57)
Other interest-earning assets	(18)	(6)	2	(22)

Total interest-earning assets	(39)	(330)	(148)	(517)

Interest expense:
Deposits	30	(870)	(8)	(848)
Junior Subordinated Debentures	—	(11)	—	(11)

Total interest-bearing liabilities	30	(881)	(8)	(859)

Change in net interest income	$(69)	$551	$(140)	$342

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $950,000 provision for losses on loans during the six months ended March 31, 2013 as compared to a provision of $600,000 for the six months ended March 31, 2012. The increase in loan loss provisions was directly related to declines in estimated realizable values of certain problem loans, primarily investor rental properties, and to address elevated charge-offs during the period. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income decreased $283,000, or 17.5%, from $1.6 million for the six months ended March 31, 2012 to $1.3 million for the six months ended March 31, 2013. The decrease in other income for the six months ended March 31, 2013 was primarily attributable to a decrease in gain on sale of foreclosed real estate and repossessed assets of $402,000, or 100.0%, from $402,000 for the six months ended March 31, 2012, to $0 for the six months ended March 31, 2013. These decreases were partially offset by an increase in miscellaneous income of $133,000, or 28.5% from $467,000 for the six months ended March 31, 2012 to $600,000 for the six months ended March 31, 2013 primarily due to increased commissions from investment sales, an increase in prepayment fees collected on loans and gains from the sale of mortgage-backed securities of $69,000, or 100.00% from $0 for the six months ended March 31, 2012 to $69,000 for the six months ended March 31, 2013 as the Company sold 17 available for sale mortgaged-backed securities for $39.0 million, at a gross gain of $658,000 and one private label CMO sold for $3.4 million with a loss of $589,000, for a net gain of $69,000.

Non-interest Expenses. Total non-interest expenses decreased by $173,000, or 1.9%, from $9.0 million for the six months ended March 31, 2012 to $8.8 million for the six months ended March 31, 2013. This overall decline was due primarily to decreases in salaries and related expense, federal deposit insurance and professional fees. Salaries and related expenses decreased by $249,000, or 4.5% from $5.5 million for the six months ended March 31, 2012 to $5.3 million for the six months ended March 31, 2013. This decrease was primarily due to a moderate decline in retail staff levels. Federal Insurance premiums decreased by $59,000, or 16.4% from $360,000 for the six months ended March 31, 2012 to $301,000 for the six months ended March 31, 2013. Premiums during the six months ended March 31, 2012 included certain Office of the Comptroller of Currency “OCC” assessment fees that were no longer incurred during the six months ended March 31, 2013. Professional fees decreased $57,000, or 20.3% from $281,000 for the six months ended March 31, 2012 to $224,000 for the six months ended March 31, 2013, primarily due to reduced legal fees. These decreases were partially offset by increases in occupancy expense and foreclosed and impaired loan expenses. Occupancy expense increased by $107,000, or 9.4% from $1.1 million for the six months ended March 31, 2012 to $1.2 million for the six months ended March 31, 2013. This increase was primarily due to increased office building repairs. Foreclosure and impaired loan expenses increased by $68,000, or 52.7% from $129,000 for the six months ended March 31, 2012 to $197,000 for the six months ended March 31, 2013 due to increased activity related to property foreclosures.

Income Taxes. Our income tax expense was $508,000 and $532,000 for the six months ended March 31, 2013 and 2012, respectively. The change in income taxes for the six months ended March 31, 2013 as compared to the same period in the prior year was primarily due to decreased pretax earnings.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

Net Income. Net income was $303,000 for the three months ended March 31, 2013 and $574,000 for the three months ended March 31, 2012. This decrease in net income was primarily due an increase in the provision for loan losses and a decrease in other income, which was partially offset by decreases in non-interest expenses.

Net Interest Income. Net interest income remained relatively stable at $4.8 million for the three months ended March 31, 2012 and 2013, as lower average balances on loans receivable were offset by a declining cost of funds rate on the deposit portfolio.

Interest Income. Interest income decreased by $414,000, or 6.4% from $6.5 million for the three months ended March 31, 2012 to $6.1 million for the three months ended March 31, 2013. Interest and fees on loans decreased by $454,000, or 8.6%, from $5.3 million for the three months ended March 31, 2012 to $4.8 million for the three months ended March 31, 2013. This was primarily due to lower average balances on loans. Average loans declined by $28.4 million during the three months ended March 31, 2013 as compared to the same period in 2012. This decline was partially offset by an increase in interest on mortgage-backed securities of $87,000, or 7.8% from $1.1 million for the three months ended March 31, 2012 to $1.2 million for the three months ended March 31, 2013. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $56.2 million, from $170.4 million during the three months ended March 31, 2012 to $226.7 million during the three months ended March 31, 2013. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $1.7 million for the three months ended March 31, 2012 to $1.3 million for the three months ended March 31, 2013, a decrease of $412,000 or 23.5%. Interest on deposits decreased $401,000, or 25.2%, from $1.6 million for the three months ended March 31, 2012 to $1.2 million for the three months ended March 31, 2013. This decrease was due to the decline in the average cost of deposits of 29 basis points from 1.14% for the three months ended March 31, 2012 to .85% for the three months ended March 31, 2013.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended March 31, 2013 and 2012. No tax equivalent yield adjustments were made, as the effect was not material.

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

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$323,824	$4,813	5.95%	$352,178	$5,267	5.98%
Mortgage-backed securities	226,691	1,208	2.13	170,441	1,121	2.63
Investment securities and FHLB stock	7,137	56	3.14	7,231	91	5.03
Other interest earning assets	44,135	23	0.21	59,805	35	.23

Total Interest-earning assets	601,787	6,100	4.05	589,655	6,514	4.42
Bank Owned Life Insurance	17,060			16,457
Noninterest-earning assets	23,022			29,481

Total assets	$641,869			$635,593

Interest-bearing liabilities:
Deposits	$560,160	$1,190	0.85%	$559,487	$1,591	1.14%
Junior Subordinated Debentures	17,011	151	3.55	17,011	162	3.81
Other liabilities	1,429	—	—	1,511	—	—

Total interest-bearing liabilities	578,600	1,341	0.93	578,009	1,753	1.21

Noninterest-bearing liabilities	8,249			4,968

Total liabilities	586,849			582,977
Stockholders’ Equity	55,020			52,616

Total liabilities and stockholders’ equity	$641,869			$635,593

Net interest income		$4,759			$4,761

Interest rate spread			3.12%			3.21%

Net interest margin (2)			3.16%			3.23%

Ratio average interest earning assets/interest-bearing liabilities			104.01%			102.01%

(1)	Includes nonaccrual loans
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	For Three Months Ended March 31,
	2013 Vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(424)	$(33)	$3	$(454)
Mortgage-backed securities	370	(213)	(70)	87
Investment securities	(1)	(34)	—	(35)
Other interest-earning assets	(9)	(3)	—	(12)

Total interest-earning assets	(64)	(283)	(67)	(414)

Interest expense:
Deposits	2	(406)	3	(401)
Junior Subordinated Debentures	—	(11)	—	(11)

Total interest-bearing liabilities	2	(417)	3	(412)

Change in net interest income	$(66)	$134	$(70)	$(2)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $450,000 provision for losses on loans during the three months ended March 31, 2013 as compared to a provision of $300,000 for the three months ended March 31, 2012. The increase in loan loss provisions was directly related to declines in estimated realizable values of certain problem loans, primarily investor rental properties and to address elevated charge-offs during the period. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income decreased $404,000, or 37.7%, from $1.1 million for the three months ended March 31, 2012 to $667,000 for the three months ended March 31, 2013. The decrease in other income for the three months ended March 31, 2013 was primarily attributable to a decrease in gain on sale of foreclosed real estate of $345,000, or 100.0% from $345,000 for the three months ended March 31, 2012 to $0 for the three months ended March 31, 2013 as the Company disposed of no repossessed assets during the current period. Income from BOLI also decreased by $97,000, or 38.3% from $253,000 for the three months ended March 31, 2012 to $156,000 for the three months ended March 31, 2013. These decreases were partially offset by an increase in gain on sale of mortgage-backed securities of $69,000, or 100% from $0 for the three months ended March 31, 2012 to $69,000 for the three months ended March 31, 2013 as the Company sold 17 available for sale mortgaged-backed securities for $39.0 million, at a gross gain of $658,000 and one private label CMO sold for $3.4 million with a loss of $589,000, for a net gain of $69,000

Non-interest Expenses. Total non-interest expenses decreased by $125,000, or 2.7%, from $4.7 million for the three months ended March 31, 2012 to $4.5 million for the three months ended March 31, 2013. This overall decline was due primarily to decreases in Salaries and related expenses. Salaries and related expenses decreased by $276,000, or 9.2% from $3.0 million for the three months ended March 31, 2012 to $2.7 million for the three months ended March 31, 2013. This decrease was primarily due to a moderate decline in retail staff levels. This decrease was partially offset by an increase in occupancy expense. Occupancy expense increased by $68,000, or 11.8% from $574,000 for the three months ended March 31, 2012 to $642,000 for the three months ended March 31, 2013. This increase was primarily due to increased rent and depreciation expense. Foreclosure and impaired loan expenses increased by $58,000, or 152.6% from $38,000 for the three months ended March 31, 2012 to $96,000 for the three months ended March 31, 2013 due to increased activity related to property foreclosures.

Income Taxes. Our income tax expense was $135,000 and $295,000 for the three months ended March 31, 2013 and 2012, respectively. The change in income taxes for the three months ended March 31, 2013 as compared to the same period in the prior year was primarily due to decreased pretax earnings.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At March 31, 2013	At September 30, 2012
	(In thousands)

Commitments to originate new loans	$8,731	$10,758
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	31,946	32,225
Commercial letters of credit	553	390

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

Asset Quality

At March 31, 2013, we had $18.0 million in non-performing assets, consisting of nonaccrual loans, accruing troubled debt restructurings and repossessed assets representing 2.80% of total assets. At September 30, 2012 non-performing assets were $21.5 million or 3.33% of total assets. Our net (charge-offs) recoveries for the six months ended March 31, 2013 and March 31, 2012 were ($877,000) and $10,000, respectively. Our allowance for loan losses was $5.5 million at March 31, 2013 compared to $5.5 million at September 30, 2012.

The following table presents an analysis of the Company’s non-performing assets:

	At March 31, 2013	At September 30, 2012
	(In thousands)

Nonaccrual loans (1):
Single family residential	$1,516	$472
Single family rental property	2,629	2,128
Commercial real estate	1,220	2,994
Construction	3,182	7,551
Commercial leases	—	—
Commercial lines of credit	47	—
Home Equity Lines of Credit	81	—
Consumer Loans	—	—

Total nonaccrual loans	8,675	13,145
Loans 90 days past due and accruing	—	—
Accruing Troubled Debt Restructurings	6,162	6,647

Total nonperforming loans	14,837	19,792
Nonperforming Foreclosed Real Estate (2)	3,151	1,674

Total nonperforming assets	$17,988	$21,466

Nonperforming loans to loans receivable	4.69%	5.90%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	5.69%	6.38%
Nonperforming assets to total assets	2.80%	3.33%
Loans modified in Troubled Debt Restructuring	$6,270	$9,267

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at March 31, 2013 are $109,000 in Troubled Debt Restructurings. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period, generally six months. As of March 31, 2013, and September 30, 2012, the Company had a total of $6.3 million and $700,000, respectively, in Troubled Debt Restructurings, all of which are performing according to their restructured terms.
(2)	Regulatory guidance provides that residential rental foreclosed real estate with leases in place and demonstrated cash flow generating a reasonable rate of return generally is not considered to be a classified asset. As of March 31, 2013, the Company has identified $508,000 in foreclosed real estate meeting these criteria. Accordingly, this amount has been excluded from nonperforming assets.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated:

	For the Six Months Ended March 31
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$5,470	$4,768

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Single-family residential-rentals	(408)	(11)
Commercial	—	—
Construction	(504)	—
Commercial Leases	—	—
Consumer	(4)	(8)

Total charge-offs	(916)	(19)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Single-family residential-rentals	—	—
Commercial	—	—
Construction	—	—
Commercial leases	8	—
Consumer	31	29

Total recoveries	39	29
Net loans charged-off	(877)	10
Provision for loan losses	950	600

Balance at end of period	$5,543	$5,378

Ratio of net charge-offs (annualized) to average loans outstanding during the period	.53%	.00%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2013, the Company had $26.5 million in classified assets, consisting of $18.4 million in substandard loans, $4.9 million in substandard CMO’s, and $3.2 million in nonperforming foreclosed property. At September 30, 2012, the Company had $34.2 million in classified assets consisting of $24.9 million in substandard loans, $7.6 million in substandard CMO’s and $1.7 million in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At March 31, 2013, we have identified approximately $10.5 million in assets classified as special mention. At September 30, 2012, $6.4 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At March 31, 2013, the Bank and the Company exceeded all of their regulatory minimum capital requirements and are categorized as “well capitalized” under the regulatory framework for prompt corrective action. For information comparing the Bank’s and the Company’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the six months ended March 31, 2013 and 2012, the Company had $32.5 million and $21.0 million, respectively, of gross loan originations. During the six months ended March 31, 2013, and 2012 the Company purchased $89.8 and $52.8 million, respectively, in investment securities and mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than thirty days that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At March 31, 2013, cash, interest-bearing deposits in other banks and federal funds sold were $7.5 million, $11.5 million and $26.0 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $76.6 million as of March 31, 2013 and has a line of credit with M & T Bank for $5.0 million. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at March 31, 2013 totaled $108.4 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.95% at March 31, 2013. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.30% at March 31, 2013. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $308,000 during the six months ended March 31, 2013 and $319,000 during the six months ended March 31, 2012.

Pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, in March 2008 the Company entered into a Letter Agreement, and the related Securities Purchase Agreement – Standard Terms (collectively, the “Purchase Agreement”), with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued (i) 10,800 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (“Series A preferred stock”), and (ii) a warrant to purchase

183,465 shares of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $10,800,000 in cash. The Series A preferred stock and the warrants were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On January 26, 2012 the Company repurchased all $10.8 million of Series A Preferred Stock issued to the U.S. Treasury in March 2008 pursuant to the TARP Capital Purchase Program. BCSB completed the repayment without raising additional capital. As a result of the redemption, the Company accelerated the accretion of the remaining discount of approximately $310,000 on the preferred stock and recorded a reduction in retained earnings.

On April 19, 2013, the Company repurchased the warrant to purchase 183,465 shares of the Company’s common stock at an exercise price of $8.83 per share. The warrant was exercisable at any time on or before March 23, 2018. The Company paid an aggregate price of $1,442,000 for the repurchase of the warrant, which has been cancelled. The purchase price was based on the fair market value of the warrant as agreed upon by the Company and the U.S. Treasury. The repurchase transaction resulted in a reduction in total Stockholders’ Equity of $1,442,000 during the three months ended June 30, 2013. The Company has now completely exited the TARP Capital Purchase Program.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 3 is not required as the registrant is a smaller reporting company.

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

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission on December 28, 2012 . As of March 31, 2013, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission on December 28, 2012. As of March 31, 2013, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association ,dated June 27, 2002 (4)

4.4	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (4)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated September 30, 2003 (4)

4.6	Form of Junior Subordinated Debt Securities Due 2033 (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements..

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 23, 2008 (File No. 0-53163).
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: May 14, 2013	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)