Form 10-Q
period 2013-06-30
BCSB Bancorp Inc.
filed 2013-08-14
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013 the issuer had 3,189,668 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	September 30,
	2013	2012
	(unaudited)
	(dollars in thousands except per share data)
Assets
Cash	$10,763	$8,389
Interest bearing deposits in other banks	11,524	11,501
Federal funds sold	16,938	31,034

Cash and cash equivalents	39,225	50,924

Investment securities, available for sale	4,726	4,628
Loans available for sale	496	806
Loans receivable, net of allowances of $5,669 and $5,470	315,828	334,810
Mortgage backed securities, available for sale	234,130	213,563
Foreclosed real estate	3,768	1,674
Premises and equipment, net	10,049	10,080
Premises and equipment, net, held for sale	—	208
Federal Home Loan Bank of Atlanta stock, at cost	771	959
Federal Reserve Bank stock, at cost	1,387	1,381
Bank owned life insurance	17,352	16,869
Accrued interest and other assets	10,190	9,197

Total assets	$637,922	$645,099

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$40,034	$35,264
Interest-bearing	520,430	531,092

Total deposits	560,464	566,356
Junior subordinated debentures	17,011	17,011
Other liabilities	8,821	6,593

Total liabilities	586,296	589,960

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,189,668 and 3,188,665 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively)	32	32
Stock warrants	—	481
Additional paid-in capital	39,195	39,880
Obligation under rabbi trust	994	1,013
Retained earnings	15,418	14,041
Accumulated other comprehensive (loss) income, net of related deferred tax effect	(2,272)	1,511
Employee stock ownership plan	(794)	(855)
Stock held by rabbi trust	(947)	(964)

Total stockholders’ equity	51,626	55,139

Total liabilities and stockholders’ equity	$637,922	$645,099

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$14,751	$15,845	$4,616	$5,063
Interest on mortgage backed securities	3,612	3,383	1,224	1,204
Interest and dividends on investment securities	182	278	55	94
Other interest income	61	101	13	31

Total interest income	18,606	19,607	5,908	6,392

Interest Expense
Interest on deposits	3,631	4,869	1,114	1,510
Other interest expense	460	482	152	157

Total interest expense	4,091	5,351	1,266	1,667

Net interest income	14,515	14,256	4,642	4,725
Provision for losses on loans	1,100	900	150	300

Net interest income after provision for losses on loans	13,415	13,356	4,492	4,425

Other Income
Total other-than-temporary impairment charges	—	(305)	—	(305)
Less: Portion included in other comprehensive income (pre-tax)	—	55	—	55

Net other-than-temporary impairment charges on securities available for sale	—	(250)	—	(250)
Gain (loss) on sale of foreclosed real estate and repossessed assets	(5)	448	(5)	46
Gain on sale of property and equipment	114	—	114	—
Gain on sale of mortgage-backed securities	69	(6)	—	—
Mortgage banking operations	96	94	22	17
Fees on transaction accounts	433	460	138	150
Income from bank owned life insurance	477	464	183	105
Miscellaneous income	847	754	247	281

Total other income	2,031	1,964	699	349

Non-Interest Expenses
Salaries and related expense	7,792	7,995	2,517	2,472
Occupancy expense	1,809	1,748	560	606
Federal deposit insurance premiums	460	477	159	117
Data processing expense	1,035	998	370	320
Property and equipment expense	422	417	138	150
Professional fees	275	373	51	92
Advertising	308	261	115	101
Telephone, postage and office supplies	232	241	83	79
Foreclosure and impaired loan expense	315	193	118	64
Merger related expense	280	—	280	—
Other expenses	396	467	128	191

Total non-interest expenses	13,324	13,170	4,519	4,192

Income before income tax expense	2,122	2,150	672	582
Income tax expense	744	746	236	214

Net income	1,378	1,404	436	368

Per Share Data:
Basic earnings per share	$0.44	$0.45	$0.14	$0.11

Diluted earnings per share	$0.43	0.44	0.14	.0.11

Dividends per share	$0.00	$0.00	$0.00	$.0.00

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Nine Months Ended June 30,
	2013	2012
	(in thousands)

Net income	$1,378	$1,404
Other comprehensive losses net of tax:
Unrealized net holding losses on
Available-for-sale portfolios, net of tax of $(2,437) and $(206), respectively	(3,741)	(322)
Plus: reclassification adjustment for (gains) losses net of taxes of $(27) and $2, respectively	(42)	6

Comprehensive (loss) income	$(2,405)	$1,088

	For the Three Months Ended June 30,
	2013	2012
	(in thousands)

Net income	$436	$368
Other comprehensive losses net of tax:
Unrealized net holding losses on
Available-for-sale portfolios, net of tax of $(2,098) and $(182), respectively	(3,220)	(286)
Plus: reclassification adjustment for losses net of taxes of $2		6

Comprehensive (loss) income	$(2,784)	$88

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended June 30,
	2013	2012
	(dollars in thousands)
Operating Activities
Net income	$1,378	$1,404
Adjustments to reconcile net income to net cash provided by operating activities
Other-than-temporary impairment charges on securities available for sale	—	250
Amortization of deferred loan fees, net	(226)	(204)
Non-cash compensation under stock-based benefit plans	417	350
Provision for losses on loans	1,100	900
Amortization of purchase premiums and discounts, net	477	644
Provision for depreciation	585	546
Loss (gain) on sale of foreclosed real estate and repossessed assets	5	(448)
(Gain) loss on sale of securities	(69)	6
Gain on sale of property and equipment	(114)	—
Increase in cash surrender value of bank owned life insurance	(477)	(464)
Decrease in accrued interest and other assets	1,462	1,610
Gain on sale of loans	(100)	(119)
Loans originated for sale	(7,351)	(8,976)
Proceeds from loans sold	7,761	8,959
Increase in other liabilities	959	992
Decrease in obligation under Rabbi Trust	(19)	(21)

Net cash provided by operating activities	5,788	5,429

Cash Flows from Investing Activities
Proceeds from maturities of investment securities – available for sale	—	2,000
Net decrease in loans	15,558	22,828
Proceeds from sale of foreclosed real estate and repossessed assets	534	2,951
Proceeds from sale of mortgage-backed securities	42,717	1,225
Purchase of mortgage-backed securities – available for sale	(105,822)	(73,870)
Principal collected on mortgage-backed securities	36,005	27,959
Investment in premises and equipment	(832)	(1,205)
Proceeds from sale of property and equipment	300	—
Redemption of Federal Home Loan Bank of Atlanta stock	187	144
Purchase of Federal Reserve Bank stock	(6)	(1,385)
Redemption of Federal Reserve Bank stock	—	52

Net cash used by investing activities	(11,359)	(19,301)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Nine Months Ended June 30,
	2013	2012
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(5,892)	$13,539
Net increase in advances by borrowers for taxes and insurance	1,267	1,565
Proceeds from stock options exercised	7	—
Repurchase of TARP warrant	(1,442)	—
Repurchase of common stock	(68)	—

Net cash (used) provided by financing activities	(6,128)	15,104

(Decrease) increase in cash and cash equivalents	(11,699)	1,232
Cash and cash equivalents at beginning of period	50,924	60,108

Cash and cash equivalents at end of period	$39,225	$61,340

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$4,081	$5,223

Income taxes	$313	$—

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to foreclosed real estate	$2,702	$960

Transfer from foreclosed real estate to loans	$76	$650

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

Note 2 - Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the nine months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2013 or any other period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 - Investment Securities - available for sale

The amortized cost and estimated fair values of investment securities are as follows as of June 30, 2013 and September 30, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

June 30, 2013
Corporate Bonds	$4,880	—	(254)	$4,626
Equity Investments	100	—	—	100

	$4,980	$—	$(254)	$4,726

September 30, 2012
Corporate Bonds	4,880	—	(352)	4,528
Equity Investments	100	—	—	100

	$4,980	$—	$(352)	$4,628

There were no sales of available for sale investment securities during the nine months ended June 30, 2013 or the year ended September 30, 2012.

The equity investments consist of an investment in one local bank, whose stock is not listed or widely traded. Therefore, the investment is carried at cost.

Below is a schedule of investment securities with unrealized losses as of June 30, 2013 and the length of time the individual security has been in a continuous unrealized loss position:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate Bonds	$—	$—	$4,626	$(254)	$4,626	$(254)

Total temporarily impaired securities	$—	$—	4,626	$(254)	$4,626	$(254)

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

At June 30, 2013 and September 30, 2012 the Company had two investment securities in an unrealized loss position.

The unrealized losses are due to changes in interest rates, not credit losses. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other than temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary-impairments, the amount of other-than-temporary-impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities, available for sale

The amortized cost and estimated fair values of mortgage-backed securities available for sale are as follows as of June 30, 2013 and September 30, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available for sale:

June 30, 2013
GNMA certificates	$3,339	$78	$—	$3,417
Private label collateralized mortgage obligations	5,839	7	(266)	5,580
Collateralized mortgage obligations	196,333	508	(3,720)	193,121
FNMA certificates	23,456	523	(658)	23,321
FHLMC participating certificates	8,661	253	(223)	8,691

	$237,628	$1,369	$(4,867)	$234,130

September 30, 2012
GNMA certificates	$3,416	$1	$—	$3,417
Private label collateralized mortgage obligations	11,259	10	(2,235)	9,034
Collateralized mortgage obligations	178,948	3,781	—	182,729
FNMA certificates	11,690	840	—	12,530
FHLMC participating certificates	5,403	450	—	5,853

	$210,716	$5,082	$(2,235)	$213,563

During the nine months ended June 30, 2013 there were 17 available for sale mortgaged-backed securities sold, for $39.0 million , at a gross gain of $658,000 and one private label CMO sold for $3.4 million with a loss of $589,000, for a net gain of $69,000. During the year ended September 30, 2012 there was one sale of an available for sale mortgage-backed security. The security was sold for $1.2 million at a loss of $6,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities, available for sale - continued

Below is a schedule of mortgage-backed securities with unrealized losses as of June 30, 2013 and September 30, 2012 and the length of time the individual security has been in a continuous unrealized loss position:

	June 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Private label collateralized mortgage obligations	$—	$—	$4,536	$(266)	4,536	$(266)
Collateralized mortgage obligations	147,148	(3,720)	—	—	147,148	(3,720)
FNMA certificates	14,168	(658)	—	—	14,168	(658)
FHLMC certificates	4,666	(223)	—	—	4,666	(223)

Total temporarily impaired securities	$165,982	$(4,601)	$4,536	$(266)	$170,518	$(4,867)

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Private label collateralized mortgage obligations	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)

Total temporarily impaired securities	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)

At June 30, 2013 and September 30, 2012 the Company had fifty-eight and two mortgage-backed securities in unrealized loss positions, respectively.

During the nine months ended June 30, 2013, we determined that, based on our most recent estimate of cash flows, there was no additional other-than-temporary-impairment (“OTTI”). At June 30, 2013, we had two private label collateralized mortgage obligations with an amortized cost of $5.8 million and $266,000 in gross unrealized losses. During the nine months ended June 30, 2013, one private label collateralized mortgage obligations was sold for $3.4 million, with a loss of $589,000. At September 30, 2012 we had three private label collateralized mortgage obligations with an amortized cost of $11.3 million OTTI and $2.2 million in gross unrealized losses. These securities contain mortgages with Alt-A characteristics. We recorded other-than-temporary impairment charges of $370,000 on these securities during the year ended September 30, 2012 and $0 for the nine months ended June 30, 2013.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Mortgage-Backed Securities, available for sale continued

The following shows the activity in “OTTI” related to credit losses for the nine months ended June 30,

	2013	2012
Balance at Beginning of Period	$733	$400
Additional OTTI taken for credit losses	—	250
OTTI adjustment for securities sold	(332)	—
Charge-offs due to payment shortages	(76)	—

Balance at end of Period	$325	$650

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

Note 6 - Mortgage-Backed Securities - available for sale - continued

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

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans

Loans Receivable

Loans receivable at June 30, 2013 and September 30, 2012 consist of the following:

(in thousands)	June 30, 2013	September 30, 2012
Single-family residential mortgages	$66,111	$76,823
Single-family rental property loans	59,943	62,111
Commercial real estate loans	139,296	141,364
Construction loans	23,596	21,396
Commercial loans secured	156	71
Commercial loans unsecured	54	60
Commercial lease loans	—	20
Commercial lines of credit	7,268	9,952
Automobile loans	224	437
Home equity lines of credit	32,653	32,840
Other consumer loans	1,445	1,714

	330,746	346,788

Less - undisbursed portion of loans in process	(9,457)	(6,467)
- unearned interest	(1)	(3)
- deferred loan origination costs and (fees)	209	(38)
- allowance for losses on loans	(5,669)	(5,470)

	$315,828	$334,810

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the nine and three months ended June 30, 2013 are as follows:

Allowance for Losses on Loans For the periods ended June 30, 2013 (Dollars in thousands)
	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Nine Months ended June 30, 2013
Allowance for losses on loans:
Beginning Balance	$140	$2,232	$1,477	$1,492	$119	$—	$10	$5,470
Charge-Offs	(408)	—	—	(559)	—	—	(4)	(971)
Recoveries	—	—	8	—	—	62	—	70
Provisions	346	489	110	259	(47)	(51)	(6)	1,100

Ending Balance	$78	$2,721	$1,595	1,192	$72	$11	$—	$5,669

Three Months ended June 30, 2013
Allowance for losses on loans:
Beginning Balance	$80	$2,974	$1,366	$1,051	$72	$—	$—	$5,543
Charge-Offs	—	—	—	(55)	—	—	—	(55)
Recoveries	—	—	—	—	—	31	—	31
Provisions	(2)	(253)	229	196	—	(20)	—	150

Ending Balance	$78	2,721	$1,595	$1,192	$72	$11	$—	$5,669

Ending balance individually evaluated for impairment	$1,720	$9,844	$6,020	$3,183	$205	$—	$—	$20,972	(1)

Ending balance collectively evaluated for impairment	$64,391	$50,099	$140,754	$20,413	$32,448	$224	$1,445	$309,774	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$1,384	$99	$711	$—	$—	—	$2,194

Ending Allowance balance for loans collectively evaluated for impairment	$78	$1,337	$1,496	$481	$72	$11	$—	$3,475

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the nine and three months ended June 30, 2012 are as follows:

Allowance for Losses on Loans For the periods ended June 30, 2012 (Dollars in thousands)
	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Nine Months ended June 30, 2012
Allowance for losses on loans:
Beginning Balance	$204	$1,595	$1,514	$1,267	$168	$—	$20	$4,768
Charge-Offs	—	(401)	(58	—	—	—	(8)	(467)
Recoveries	—	—	3	—	—	29	16	48
Provisions	(63)	504	(128	683	(47)	(29)	(20)	900

Ending Balance	$141	$1,698	$1,331	$1,950	$121	$—	$8	$5,249

Three Months ended June 30, 2012
Allowance for losses on loans:
Beginning Balance	$230	$2,167	$1,969	$924	$79	$—	$9	$5,378
Charge-Offs	—	(390)	(58)	—	—	—	—	(448)
Recoveries	—	—	3	—	—	—	16	19
Provisions	(89)	(79)	(583)	1,026	42	—	(17)	300

Ending Balance	$141	$1,698	$1,331	$1,950	$121	$—	$8	$5,249

Ending balance individually evaluated for impairment	$2,831	$7,062	$9,432	$9,350	$124	$2	$—	$28,801	(1)

Ending balance collectively evaluated for impairment	$73,725	$55,933	$144,016	$14,930	$32,821	$547	$1,753	$323,725	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$355	$1,138	$—	$—	$—	—	$1,493

Ending Allowance balance for loans collectively evaluated for impairment	$141	$1,343	$193	$1,950	$121	$—	$8	$3,756

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The classification of loans as of June 30, 2013 and September 30, 2012 are as follows:

June 30, 2013 (Dollars in thousands)
	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total

Grade
Pass	$64,065	$49,802	$134,588	$19,013	$32,119	$224	$1,445	$301,256
Special Mention	326	297	6,214	1,400	281	—	—	8,518
Substandard	1,720	9,844	5,972	3,183	253	—	—	20,972
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$66,111	$59,943	$146,774	$23,596	$32,653	$224	$1,445	$330,746	(1)

September 30, 2012 (Dollars in thousands)
	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total

Grade
Pass	$76,166	$49,817	$141,413	$13,129	$32,840	$437	$1,714	$315,516
Special Mention	119	3,824	2,465	—	—	—	—	6,408
Substandard	538	8,470	7,589	8,267	—	—	—	24,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$76,823	$62,111	$151,467	$21,396	$32,840	$437	$1,714	$346,788	(1)

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly impacted by supply and demand conditions in the market for office and retail space and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. It is the Bank’s policy generally to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial real estate loans made to a legal entity, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the legal entity. As a result of the economic downturn and competition the Bank has experienced a decline in its pipeline for this product type within the loan portfolio.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Impaired loans as of June 30, 2013 are as follows:

	Impaired Loans As of June 30, 2013 (Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan	$1,720	$1,720	$—
Residential Rental Loans	3,642	3,642	—
Commercial Loans	4,397	4,397	—
Construction Loans	—	—	—
Home Equity Loans	205	205	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$9,964	$9,964	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Residential Rental Loans	6,202	6,202	1,384
Commercial Loans	1,623	1,623	99
Construction Loans	3,183	3,183	711
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$11,008	$11,008	$2,194

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended June 30, 2013:

	Three Months Ended June 30, 2013		Nine Months Ended June 30, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loan	$1,726	$19	$1,742	$61
Residential Rental Loans	3,649	33	3,667	99
Commercial Loans	4,415	42	4,469	135
Construction Loans	—	—	—	—
Home Equity Loans	206	1	205	5
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$9,996	$95	$10,083	$300

Loans with specific valuation allowance recorded:
Residential Loans	$—	$—	$—	$—
Residential Rental Loans	6,212	66	6,222	234
Commercial Loans	1,629	24	1,650	71
Construction Loans	3,183	32	3,183	96
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$11,024	$122	$11,055	$401

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

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans - continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended June 30, 2012:

	Three Months Ended June 30, 2012		Nine Months Ended June 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loan	$—	$—	$—	$—
Residential Rental Loans	5,487	56	5,487	172
Commercial Loans	5,139	39	5,059	100
Construction Loans	2,607	28	2,607	102
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$13,233	$123	$13,153	$374

Loans with specific valuation allowances:
Residential Loans	$—	$—	$—	$—
Residential Rental Loans	1,153	12	1,157	30
Commercial Loans	247	32	247	—
Construction Loans	5,493	—	5,493	95
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$6,893	$44	$6,897	$125

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Past due loans as of June 30, 2013 and September 30, 2012 are as follows:

Credit Quality Information Age Analysis of Past Due Loans As of June 30, 2013
	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non-Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$529	$—	$560	$1,089	$65,022	$66,111	$158	$—
Residential Rental Loans	—	—	2,493	2,493	57,450	59,943	75	—
Commercial Loans	721	—	1,590	2,311	144,463	146,774	47	—
Construction Loans	—	—	3,183	3,183	20,413	23,596	2,993	—
Home Equity Loans	60	—	294	354	32,299	32,653	54	—
Automobile Loans	—	—	—	—	224	224	—	—
Other Loans	35	—	—	35	1,410	1,445	—	—

Total (1)	$1,345	$—	$8,120	$9,465	$321,281	$330,746	$3,327	$—

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

Credit Quality Information Age Analysis of Past Due Loans As of September 30, 2012
	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non-Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$360	$82	$472	$914	$75,909	$76,823	$—	$—
Residential Rental Loans	180	340	2,128	2,648	59,463	62,111	741
Commercial Loans	—	—	2,994	2,994	148,473	151,467	1,311	—
Construction Loans	—	—	7,551	7,551	13,845	21,396	294	—
Home Equity Loans	119	81	—	200	32,640	32,840	—	—
Automobile Loans	—	—	—	—	437	437	—	—
Other Loans	3	—	—	3	1,711	1,714	—	—

Total (1)	$662	$503	$13,145	$14,310	$332,478	$346,788	$2,346	$—

(1)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Loans on Nonaccrual Status
(Dollars in Thousands)
	June 30, 2013	September 30, 2012
With no related allowance recorded:
Residential Loans	$560	$472
Residential Rental Loans	1,297	2,039
Commercial Loans	1,543	2,994
Constructions Loans	—	4,557
Home Equity Loans	294	—
Automobile Loans	—	—
Other Loans	—	—

	$3,694	$10,062

With an allowance recorded:
Residential Loans	$—	$—
Residential Rental Loans	1,196	89
Commercial Loans	47	—
Constructions Loans	3,183	2,994
Home Equity Loans	—	—
Automobile Loans	—	—
Other Loans	—	—

	$4,426	$3,083

Total Nonaccrual Loans (1)	$8,120	$13,145

(1)	Includes Troubled Debt Restructurings (TDR’s) of $107,000 and $700,000 at June 30, 2013 and September 30, 2012, respectively, which were not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual even though they may be current in terms of principal and interest payments. As of June 30, 2013 and September 30, 2012, the Company had total TDR’s of $6.2 million and $9.3 million, respectively.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 - Disclosures About Credit Quality and the Allowance for Losses on Loans - continued

Modifications During the nine months ended June 30,
	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments

Troubled Debt Restructurings
Residential-Prime	—	—	—	7	$907	$899
Commercial	—	—	—	5	2,449	2,421
Construction	—	—	—	—	—	—
Consumer-Other	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Troubled Debt Restructurings are considered to be in default after 90 days of non-payment. During the nine months ended June 30, 2013 and 2012 there were no TDR’s considered to be in default.

Loans identified as Troubled Debt Restructurings are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty, resulting in the Bank granting a concession as part of a loan modification. Loans modified as TDR’s were primarily comprised of loans for which payments were either deferred or reduced. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of June 30, 2013, $6.2 million in TDR’s were included in nonperforming loans, $6.1 million of which were current.

As previously stated, TDR’s are included as nonperforming assets, although payments may be current in conjunction with modified loan terms. Typical loan modifications include lowering interest rates, deferring payments or extending repayment terms. As of June 30, 2013 specific loan loss reserves on TDR’s totaled $748,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 - Earnings Per Share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding excluding unallocated ESOP shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the nine and three month periods ended June 30, 2013 and 2012, respectively, are as follows:

	For the Nine Months Ended June 30,
	2013			2012
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$1,378	3,108	$0.44	$1,404	3,102	$0.45

Income available to common shareholders	$1,378	3,108	$0.44	$1,404	3,102	$0.45

Diluted EPS
Net Income	$1,378	3,108	$0.44	$1,404	3,102	$0.45
Effect of dilutive shares	—	121	(0.01)	—	86	(.01)

Income available to common shareholders plus assumed conversions	$1,378	3,229	$0.43	$1,404	3,188	$0.44

	For the Three Months Ended June 30,
	2013			2012
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$436	3,112	$0.14	$368	3,101	$0.11

Income available to common shareholders	$436	3,112	$0.14	$368	3,101	$0.11

Diluted EPS
Net Income	$436	3,112	$—	$368	3,101	$0.11
Effect of dilutive shares	—	112	—	—	118	—

Income available to common shareholders plus assumed conversions	$436	3,224	$0.14	$368	3,219	$0.11

Options to purchase 15,792 and 60,454 shares which were outstanding at June 30, 2013 and June 30, 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

On April 19, 2013, the Company repurchased the warrant to purchase 183,465 shares of the Company’s common stock at an exercise price of $8.83 per share. The warrant was exercisable at any time on or before March 23, 2018. The Company paid an aggregate price of $1,442,000 for the repurchase of the warrant, which has been cancelled. The purchase price was based on the fair market value of the warrant as agreed upon by the Company and the U.S. Treasury. The repurchase transaction resulted in a reduction in total Stockholders’ Equity of $1,442,000 during the three months ended June 30, 2013. As a result of the purchase of the warrant the Company has now completely exited the TARP Capital Purchase Program.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10 - Regulatory Capital

The following table sets forth the Bank’s regulatory capital position at June 30, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$65,500	10.25%	$25,551	4.00%	$31,939	5.00%
Tier 1 risk based capital ratio (2)	65,500	17.90	N/A	N/A	21,951	6.00
Total risk based capital ratio (2)	68,934	18.84	29,268	8.00	36,584	10.00

(1)	To average total assets
(2)	To risk-weighted assets

The following table sets forth BCSB Bancorp Inc.’s regulatory capital position at June 30, 2013:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$53,001	8.30%	$25,541	4.00%	$31,927	5.00%
Tier 1 risk based capital ratio (2)	53,001	14.41	N/A	N/A	22,069	6.00
Total risk based capital ratio (2)	56,435	15.34	29,425	8.00	39,781	10.00

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan whereby 120,366 shares of common stock have been reserved for issuance. Options granted under the plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. Also, there were no options granted during the years ended September 30, 2010 , 2011 and 2012, or during the nine months ended June 30, 2013.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan whereby 191,740 shares of common stock were reserved for issuance. Options granted may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. In some cases options can be reissued from forfeitures when employees leave the Company. There were no options granted during the years ended September 30, 2009 or 2010. There were 177,930 options granted during the year ended September 30, 2011 and 15,052 options granted during the year ended September 30, 2012. There were no options granted during the nine months ended June 30, 2013.

The following table summarizes the shares under the Company’s outstanding stock options at June 30, 2013:

Number of Shares	Exercise Price	Weighted Average Contractual Life (Years)

10,528	$28.41	3.5
5,264	17.95	4.4
22,193	11.61	4.5
10,921	8.25	6.0
175,917	10.29	7.3
15,052	13.74	8.7

The total exercisable shares of 137,603 have a weighted average contractual life of 6.2 years, a weighted average exercise price of $12.16 and an aggregate intrinsic value of $1.6 million as of June 30, 2013.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11 - Stock Option Plans - continued

The following table presents the activity related to options under all plans for the nine months ended June 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2012	240,653	$11.49
Options Exercised	(778)	(9.31)
Options Expired	—	—
Options Granted	—	—

Outstanding at June 30, 2013	239,875	$11.50

Exercisable at June 30, 2013	137,603	$12.16

During the nine months ended June 30, 2013 there were no stock options granted. During the nine months ended June 30, 2012 there were 15,052 options granted. Option expense recognized during the nine month periods ended June 30, 2013 and June 30, 2012 was $137,240 and $147,943, respectively. As of June 30, 2013, $242,737 of total unrecognized pretax expense related to stock options is expected to be recognized from July 1, 2013 through June 30, 2016.

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

Note 13 - Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $547,000 of standby letters of credit as of June 30, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of June 30, 2013 for guarantees under standby letters of credit issued is not considered to be material.

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

There were no transfers between levels during the nine months ended June 30, 2013. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of June 30, 2013 and September 30, 2012 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At June 30, 2013			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans available for sale	$496	$—	$496	$—	$—
Equity Investments	100	—	—	100	—
Corporate Bonds available for sale	4,626	—	4,626	—	—
GNMA certificates available for sale	3,417	—	3,417	—	—
FNMA certificates available for sale	23,321	—	23,231	—	—
FHLMC certificates available for sale	8,691	—	8,691	—	—
Private label collateralized mortgage obligations available for sale	5,580	—	5,580	—	—
Collateralized mortgage obligations available for sale	193,121	—	193,121	—

	$239,352	$—	$239,252	$100	$—

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

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14 - Fair Value Measurements - continued

Foreclosed Real Estate and Repossessed Assets

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less estimated costs to sell. There was $3.8 million in foreclosed real estate at June 30, 2013.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

At June 30, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,720	$—	$—	$1,720
Impaired Residential Rental Loans	8,460	—	—	8,460
Impaired Commercial and Lease Loans	5,921	—	—	5,921
Impaired Construction Loans	2,472	—	—	2,472
Impaired Home Equity Loans	205	—	—	205
Premises and equipment held for sale	—	—	—	—
Foreclosed Real Estate	3,768	—	—	3,768

Total	$22,546	$—	$—	$22,546

At September 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,163	$—	$—	$1,163
Impaired Residential Rental Loans	6,295	—	—	6,295
Impaired Commercial and Lease Loans	5,449	—	—	5,449
Impaired Construction Loans	7,196	—	—	7,196
Impaired Home Equity Loans	210	—	—	210
Premises and equipment held for sale	208	—	—	208
Foreclosed Real Estate	1,674	—	—	1,674

Total	$22,195	$—	$—	$22,195

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15 - Disclosures About Fair Value of Financial Instruments - Continued

The estimated fair values of the Bank’s financial instruments are as follows as of June 30, 2013:

Fair Value Measurement
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Financial Assets
Cash	$10,763	$10,763	$10,763	$—	$—
Interest-bearing deposits in other banks	11,524	11,524	11,524	—	—
Federal Funds sold	16,938	16,938	16,938	—	—
Investment securities available for sale	4,726	4,726	—	4,626	100
Loans available for sale	496	496	—	496	—
Loan Receivable
Mortgage Loans	314,159	331,367	—	—	331,367
Share Loans	324	324	—	—	324
Consumer Loans	1,345	1,361	—	—	1,361
Mortgage-backed securities-available for sale	234,130	234,130	—	234,130	—
Federal Home Loan Bank of Atlanta Stock	771	771	771	—	—
Federal Reserve Bank Stock	1,387	1,387	1,387	—	—
Bank owned life insurance	17,352	17,352	17,352	—	—
Accrued interest receivable	1,732	1,732	—	1,732	—
Mortgage servicing rights	20	20	—	—	20

Financial Liabilities
Deposits	$560,464	$558,584	—	558,584	—
Junior Subordinated Debt	17,011	17,011	—	17,011	—
Accrued interest payable	126	126	—	126	—

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16 - Changes in Accumulated Other Comprehensive Income (Loss) by Component.

The following table presents each component of accumulated other comprehensive income (loss), net of tax, for the nine and three months ended June 30, 2013:

(dollars in thousands)	Net Unrealized Gains and Losses on Investment Securities	Total
October 1, 2012	$1,511	$1,511
Other Comprehensive Loss Before Reclassifications	(3,741)	(3,741)
Amounts Reclassified from Accumulated Other Comprehensive Income net of tax $(27)	(42)	(42)

Net Current-Period Other Comprehensive Loss	(3,783)	(3,783)

June 30, 2013	$(2,272)	$(2,272)

[1]	Amounts in parenthesis indicate debits

(dollars in thousands)	Net Unrealized Gains and Losses on Investment Securities [1]	Total
April 1, 2013	$948	$948
Other Comprehensive Loss Before Reclassifications	(3,220)	(3,220)

Net Current-Period Other Comprehensive Loss	(3,220)	(3,220)

June 30, 2013	$(2,272)	$(2,272)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16 - Changes in Accumulated Other Comprehensive Income (Loss) by Component - continued.

There were no reclassifications out of accumulated other comprehensive income (loss) during the three months ended June 30, 2013.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Gain on Sale of Mortgage-Backed Securities	$(69)	Gain on Sale of mortgage-backed securities
	27	Tax Expense

Total Reclassification for the Period	$(42)	Net of Tax

Note 17 - Merger

On June 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”). Pursuant to the Merger Agreement, the Company will merge with and into FNB (the “Merger”). Promptly following consummation of the Merger, it is expected that Baltimore County Savings Bank will merge with and into FNB Bank. In the Merger, shareholders of the Company will receive 2.080 shares (the “Exchange Ratio”) of FNB common stock for each common share of the Company they own. Outstanding Company stock options and share awards relating to Company common shares will be converted into options and share awards relating to shares of FNB common stock upon consummation of the Merger, subject to adjustments based on the Exchange Ratio. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by the Company’s shareholders, the receipt of all required governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement to be filed by FNB with the SEC to register shares of FNB common stock to be offered to Company shareholders, receipt of tax opinions, and the absence of any injunctions or other legal restraints. Currently, the Merger is expected to be completed in the first quarter of 2014.

The Company and FNB have become aware of the filing of a complaint on July 12, 2013 in Circuit Court in Baltimore County, Maryland, against the Company, each of the Company’s directors, and FNB. The complaint purports to be a class action filed on behalf of the holders of Company common stock arising from certain alleged actions by the named parties in connection with the previously announced proposed merger of the Company with and into FNB. The Company and FNB believe the factual allegations in the complaint are without merit and intend to defend vigorously against the allegations in the complaint.

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

Recent Developments

On June 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”). Pursuant to the Merger Agreement, the Company will merge with and into FNB (the “Merger”). Promptly following consummation of the Merger, it is expected that Baltimore County Savings Bank will merge with and into FNB Bank. In the Merger, shareholders of the Company will receive 2.080 shares (the “Exchange Ratio”) of FNB common stock for each common share of the Company they own. Outstanding Company stock options and share awards relating to Company common shares will be converted into options and share awards relating to shares of FNB common stock upon consummation of the Merger, subject to adjustments based on the Exchange Ratio. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by the Company’s shareholders, the receipt of all required governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement to be filed by FNB with the SEC to register shares of FNB common stock to be offered to Company shareholders, receipt of tax opinions, and the absence of any injunctions or other legal restraints. Currently, the Merger is expected to be completed in the first quarter of 2014.

A putative stockholder class action lawsuit was filed in connection with the Merger Agreement on July 12, 2013 in the Circuit Court in Baltimore County, Maryland, against the Company, each of its directors and FNB. For more information on the lawsuit, see “Part II Item 1. Legal Proceedings” below.

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

Under our methodology for calculating the allowance for loan losses, loss rates are determined for the following loan pools: construction, residential owner occupied, residential rental, home equity loans, loan acquisition and development, secured commercial loans, unsecured commercial loans, leases and consumer loans. Loss rates are then applied to loan balances of these portfolio segments exclusive of loans with specific loss allocations. This methodology provides an in-depth analysis of the Bank’s portfolio and reflects the probable inherent losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis.

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

During the nine months ended June 30, 2013, assets decreased by $7.2 million, or 1.1% from $645.1 million at September 30, 2012 to $637.9 million at June 30, 2013. Cash and cash equivalents decreased by $11.7 million, or 23.0% during the nine months ended June 30, 2013, from $50.9 million to $39.2 million. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity. Net loans receivable decreased $19.0 million, or 5.7%, from $334.8 million at September 30, 2012 to $315.8 million at June 30, 2013. Management’s lending strategy remains focused on commercial real estate, commercial business and home equity lending. During this low rate environment the Company has employed a strategy of selling most residential loans into the secondary loan market. The reduction in residential loans combined with a decline in demand for other lending products is the primary reason for the decrease in our loan portfolio. Mortgage-backed securities available for sale increased by $20.6 million, or 9.6%, from $213.6 million at September 30, 2012 to $234.1 million at June 30, 2013 due primarily to purchases made during the nine months ended June 30, 2013. At June 30, 2013, all mortgage-backed securities were classified as available for sale for liquidity purposes. Foreclosed real estate increased by $2.1 million, or 125.1%, from $1.7 million at September 30, 2012 to $3.8 million at June 30, 2013, primarily due to the foreclosure of a $1.5 million land acquisition and development loan during the period. The Company is aggressively pursuing the sale of the property, which is located in the state of Pennsylvania.

Deposits decreased by $5.9 million, or 1.0%, from $566.4 million at September 30, 2012 to $560.5 million at June 30, 2013.

Stockholders’ equity decreased by $3.5 million, or 6.4%, from $55.1 million at September 30, 2012 to $51.6 million at June 30, 2013. This decrease was primarily due to a decline in market values of the Company’s mortgage-backed securities portfolio due to recent interest rate increases. Unrealized gains and losses on such securities are reflected in Stockholders’ Equity through Accumulated Other Comprehensive (Loss) Income. To a lesser extent, the Company’s repurchase of its TARP related stock warrant from the U.S. Treasury also contributed to the decrease. These decreases were partially offset by net income earned during the period.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and 2012

Net Income. Net income was $1.4 million for the nine months ended June 30, 2013 and June 30, 2012, respectively. Net income remained stable during the nine months ended June 30, 2013 as compared to the same period in 2012, primarily due to a combination of offsetting fluctuations, including increases in other income and non-interest expenses.

Net Interest Income. Net interest income increased by $259,000, or 1.8%, from $14.3 million for the nine months ended June 30, 2012 to $14.5 million for the nine months ended June 30, 2013. The increase in net interest income primarily was due to a declining cost of funds on the deposit portfolio and higher average balances on mortgage-backed securities. These increases were partially offset by a decrease in interest and fees on loans as the average balance of the loan portfolio continued to decline.

Interest Income. Interest income decreased by $1.0 million, or 5.1% from $19.6 million for the nine months ended June 30, 2012 to $18.6 million for the nine months ended June 30, 2013. Interest and fees on loans decreased by $1.1 million, or 6.9%, from $15.8 million for the nine months ended June 30, 2012 to $14.8 million for the nine months ended June 30, 2013. This was primarily due to lower average balances on loans. Average loans declined by $25.7 million during the nine months ended June 30, 2013 as compared to the same period in 2012. This decline was partially offset by an increase in interest on mortgage-backed securities of $229,000, or 6.8% from $3.4 million for the nine months ended June 30, 2012 to $3.6 million for the nine months ended June 30, 2013. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $54.8 million, from $172.0 million during the nine months ended June 30, 2012 to $226.8 million during the nine months ended June 30, 2013. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $5.4 million for the nine months ended June 30, 2012 to $4.1 million for the nine months ended June 30, 2013, a decrease of $1.3 million, or 23.6%. Interest on deposits decreased $1.2 million, or 25.4%, from $4.9 million for the nine months ended June 30, 2012 to $3.6 million for the nine months ended June 30, 2013. This decrease was due to the decline in the average cost of deposits of 30 basis points from 1.16% for the nine months ended June 30, 2012 to .86% for the nine months ended June 30, 2013.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the nine month periods ended June 30, 2013 and 2012. No tax equivalent yield adjustments were made, as the effect was not material.

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

	For the Nine Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$325,868	$14,751	6.04%	$351,603	$15,845	6.01%
Mortgage-backed securities	226,770	3,612	2.12	171,990	3,383	2.62
Investment securities and FHLB stock	7,034	182	3.45	7,120	278	5.21
Other interest earning assets	40,111	61	.20	58,379	101	.23

Total Interest-earning assets	599,783	18,606	4.14	589,092	19,607	4.44
Bank Owned Life Insurance	17,063			16,455
Noninterest-earning assets	26,479			30,345

Total assets	$643,325			$635,892

Interest-bearing liabilities:
Deposits	$561,976	$3,631	.86%	$557,753	$4,869	1.16%
Junior Subordinated Debentures	17,011	460	3.61	17,011	482	3.78
Other liabilities	1,440	—	—	1,500	—	—

Total interest-bearing liabilities	580,427	4,091	.94	576,264	5,351	1.24

Noninterest-bearing liabilities	6,674			6,958

Total liabilities	587,101			583,222
Stockholders’ Equity	56,224			52,670

Total liabilities and stockholders’ equity	$643,325			$635,892

Net interest income		$14,515			$14,256

Interest rate spread			3.20%			3.20%

Net interest margin (2)			3.23%			3.23%

Ratio average interest earning assets/interest- bearing liabilities			103.33%			102.23%

(1)	Includes nonaccrual loans
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	For Nine Months Ended June 30,
	2013 Vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(1,164)	$79	$(9)	$(1,094)
Mortgage-backed securities	1,076	(645)	(202)	229
Investment securities	(3)	(94)	1	(96)
Other interest-earning assets	(31)	(13)	4	(40)

Total interest-earning assets	(122)	(673)	(206)	(1,001)

Interest expense:
Deposits	37	(1,255)	(20)	(1,238)
Junior Subordinated Debentures	—	(22)	—	(22)

Total interest-bearing liabilities	37	(1,277)	(20)	(1,260)

Change in net interest income	$(159)	$604	$(186)	$259

Provision for Losses on Loans. We charge or credit to income provisions for losses on loans to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $1.1 million provision for losses on loans during the nine months ended June 30, 2013 as compared to a provision of $900,000 for the nine months ended June 30, 2012. The increase in loan loss provisions was directly related to declines in estimated realizable values of certain problem loans, primarily investor rental properties, and to address elevated charge-offs during the period. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income remained stable at $2.0 million for the nine months ended June 30, 2013 and 2012. There were certain offsetting fluctuations that contributed to the stability of other income. Gain on sale of foreclosed real estate and repossessed assets decreased by $453,000, or 101.0%, from $448,000 for the nine months ended June 30, 2012, to a loss of $5,000 for the nine months ended June 30, 2013. Fees on transaction accounts also decreased by $27,000, or 5.9%, from $460,000 for the nine months ended June 30, 2012, to $433,000 for the nine months ended June 30, 2013. These decreases were partially offset by an increase in gain on sale of property and equipment by $114,000, or 100%, from $0 for the nine months ended June 30, 2012 to $114,000 for the nine months ended June 30, 2013, due to the sale of the Hamilton branch office. Other-than-temporary impairment charges decreased by $250,000, or 100%, from $250,000 for the nine months ended June 30, 2012 to $0 for the nine months ended June 30, 2013. Miscellaneous income also increased by $99,000, or 13.2% from $748,000 for the nine months ended June 30, 2012 to $847,000 for the nine months ended June 30, 2013 primarily due to increased commissions from investment sales. There was also an increase in gains from the sale of mortgage-backed securities of $75,000 from a loss of $6,000 for the nine months ended June 30, 2012 to $69,000 for the nine months ended June 30, 2013 as the Company sold 17 available for sale mortgaged-backed securities for $39.0 million, at a gross gain of $658,000 and one private label CMO sold for $3.4 million with a loss of $589,000, for a net gain of $69,000.

Non-interest Expenses. Total non-interest expenses increased by $154,000, or 1.2%, from $13.2 million for the nine months ended June 30, 2012 to $13.3 million for the nine months ended June 30, 2013. This increase was due primarily to cost associated with the upcoming merger, and increased foreclosed and impaired loan expenses. Merger related expense was $280,000, for the nine months ended June 30, 2013 compared to no merger related expense for the nine months ended June 30, 2012. Occupancy expense increased by $61,000, or 3.5% from $1.7 million for the nine months ended June 30, 2012 to $1.8 million for the nine months ended June 30, 2013. This increase was primarily due to increased office building repairs. Data processing cost increased by $37,000, or 3.7% from $998,000 for the nine months ended June 30, 2012 to $1.0 million for the nine months ended June 30, 2013. Advertising expense also increased by $47,000, or 18% from $261,000 for the nine months ended June 30, 2012 to $308,000 for the nine months ended June 30, 2013 as the Company focused on promotional activities for certain newly introduced products. Foreclosure and impaired loan expenses increased by

$122,000, or 63.2% from $193,000 for the nine months ended June 30, 2012 to $315,000 for the nine months ended June 30, 2013 due to increased activity related to property foreclosures. These increases were offset by decreases in salaries and related expenses, Federal Deposit Insurance premiums, professional fees and other expenses. Salaries and related expenses decreased by $203,000, or 2.5% from $8.0 million for the nine months ended June 30, 2012 to $7.8 million for the nine months ended June 30, 2013. This decrease was primarily due to a moderate decline in retail staff levels. Federal Deposit Insurance premiums decreased by $17,000, or 3.6% from $477,000 for the nine months ended June 30, 2012 to $460,000 for the nine months ended June 30, 2013. Premiums during the nine months ended June 30, 2012 included certain Office of the Comptroller of Currency “OCC” assessment fees that were no longer incurred during the nine months ended June 30, 2013. Professional fees decreased $98,000, or 26.3% from $373,000 for the nine months ended June 30, 2012 to $275,000 for the nine months ended June 30, 2013, primarily due to reduced legal fees. Other expenses decreased by $71,000, or 15.2% from $467,000 for the nine months ended June 30, 2012 to $396,000 for the nine months ended June 30, 2013. This decrease was primarily due to decreased losses on dishonored checks and ATM losses.

Income Taxes. Our income tax expense was $744,000 and $746,000 for the nine months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rate based upon pretax earnings remained very consistent during both periods.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

Net Income. Net income was $436,000 for the three months ended June 30, 2013 and $368,000 for the three months ended June 30, 2012. This increase in net income was primarily due a decrease in the provision for loan losses and an increase in other income, which was partially offset by increases in non-interest expenses.

Net Interest Income. Net interest income decreased by $83,000, or 1.8% from $4.7 million for the three months ended June 30, 2012 to $4.6 million for the three months ended June 30,2013, as lower average balances on loans receivable were partially offset by a declining cost of funds rate on the deposit portfolio.

Interest Income. Interest income decreased by $484,000, or 7.6% from $6.4 million for the three months ended June 30, 2012 to $5.9 million for the three months ended June 30, 2013. Interest and fees on loans decreased by $447,000, or 8.8%, from $5.1 million for the three months ended June 30, 2012 to $4.6 million for the three months ended June 30, 2013. This was primarily due to lower average balances on loans. Average loans declined by $26.6 million during the three months ended June 30, 2013 as compared to the same period in 2012. Interest on mortgage-backed securities remained relatively stable at $1.2 million for the three months ended June 30, 2012 and June 30, 2013. This stability was due to higher average balances on mortgage-backed securities that was offset by a lower yield. The average balance of mortgage-backed securities increased by $52.4 million, from $188.9 million during the three months ended June 30, 2012 to $241.3 million during the three months ended June 30, 2013. The average yield decreased by 52 basis points from 2.55% for the three months ended June 30, 2012 to 2.03% for the three months ended June 30, 2013. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $1.7 million for the three months ended June 30, 2012 to $1.3 million for the three months ended June 30, 2013, a decrease of $401,000 or 24.0%. Interest on deposits decreased $396,000, or 26.2%, from $1.5 million for the three months ended June 30, 2012 to $1.1 million for the three months ended June 30, 2013. This decrease was due to the decline in the average cost of deposits of 29 basis points from 1.08% for the three months ended June 30, 2012 to .79% for the three months ended June 30, 2013.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended June 30, 2013 and 2012. No tax equivalent yield adjustments were made, as the effect was not material.

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

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$315,803	$4,616	5.85%	$342,379	$5,063	5.92%
Mortgage-backed securities	241,264	1,224	2.03	188,903	1,204	2.55
Investment securities and FHLB stock	6,920	55	3.18	6,619	94	5.68
Other interest earning assets	27,820	13	.19	55,710	31	.22

Total Interest-earning assets	591,807	5,908	3.99	593,611	6,392	4.31
Bank Owned Life Insurance	17,221			16,624
Noninterest-earning assets	29,757			28,049

Total assets	$638,785			$638,284

Interest-bearing liabilities:
Deposits	$560,625	$1,114	.79%	$559,993	$1,510	1.08%
Junior Subordinated Debentures	17,011	152	3.57	17,011	157	3.70
Other liabilities	1,838	—	—	2,161	—	—

Total interest-bearing liabilities	579,474	1,266	.87	579,165	1,667	1.15

Noninterest-bearing liabilities	3,412			5,767

Total liabilities	582,886			584,932
Stockholders’ Equity	55,899			53,352

Total liabilities and stockholders’ equity	$638,785			$638,284

Net interest income		$4,642			$4,725

Interest rate spread			3.12%			3.16%

Net interest margin (2)			3.14%			3.18%

Ratio average interest earning assets/interest- bearing liabilities			102.13%			102.49%

(1)	Includes nonaccrual loans
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	For Three Months Ended June 30,
	2013 Vs. 2012
	Increase (Decrease) Due to
	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(393)	$(60)	$6	$(447)
Mortgage-backed securities	334	(246)	(68)	20
Investment securities	4	(41)	(2)	(39)
Other interest-earning assets	(15)	(4)	1	(18)

Total interest-earning assets	(70)	(351)	(63)	(484)

Interest expense:
Deposits	2	(406)	8	(396)
Junior Subordinated Debentures	—	(5)	—	(5)

Total interest-bearing liabilities	2	(411)	8	(401)

Change in net interest income	$(72)	$60	$(71)	$(83)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We established a $150,000 provision for losses on loans during the three months ended June 30, 2013 as compared to a provision of $300,000 for the three months ended June 30, 2012. The decrease in loan loss provisions related to declines in charge-offs during the three months ended June 30, 2013 in comparison with charge-offs during the same period of the preceding year. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income increased $350,000, or 100.3%, from $349,000 for the three months ended June 30, 2012 to $699,000 for the three months ended June 30, 2013. The increase in other income for the three months ended June 30, 2013 was primarily attributable to a decrease in other-than-temporary impairment charges of $250,000, or 100% from $250,000 for the three months ended June 30, 2012 to $0 for the three months ended June 30, 2013 and the gain on sale of property and equipment, which increased by $114,000, or 100% from $0 for the three months ended June 30, 2012 to $114,000 for the three months ended June 30, 2013, due to the sale of the Hamilton branch. Income from BOLI also increased by $78,000, or 74.3% from $105,000 for the three months ended June 30, 2012 to $183,000 for the three months ended June 30, 2013. These increases were partially offset by a decrease in gain on sale of foreclosed real estate and repossessed assets of $51,000, or 110.9% from $46,000 for the three months ended June 30, 2012 to a loss of $5,000 for the three months ended June 30, 2013. Miscellaneous income also decreased by $34,000, or 12.1% from $281,000 for the three months ended June 30, 2012 to $247,000 for the three months ended June 30, 2013, due to decreased commission on the sale of investment products.

Non-interest Expenses. Total non-interest expenses increased by $327,000, or 7.8%, from $4.2 million for the three months ended June 30, 2012 to $4.5 million for the three months ended June 30, 2013. This increase was primarily due to increases in merger related expense, Federal deposit insurance premiums, data processing cost and foreclosure and impaired loan expenses. Merger related expense was $280,000 for the three months ended June 30, 2013 compared to no merger related expense for the three months ended June 30, 2012, as the Company prepares for the upcoming merger with FNB (See Recent Developments). Federal deposit insurance expense increased by $42,000, or 35.9% from $117,000 for the three months ended June 30, 2012 to $159,000 for the three months ended June 30, 2013. Data processing expense increased by $50,000, or 15.6% from $320,000 for the three months ended June 30, 2012 to $370,000 for the three months ended June 30, 2013 due to cost associated with increased services. Foreclosure and impaired loan expenses increased by $54,000, or 84.4% from $64,000 for the three months ended June 30, 2012 to $118,000 for the three months ended June 30, 2013 due to increased activity related to property foreclosures. These increases were partially offset by a decrease in occupancy expense, professional fees and other expenses. Occupancy expense decreased by $46,000, or 7.6% from $606,000 for the three months ended June 30, 2012 to $560,000 for the three months ended June 30, 2013. This decrease related to decreased rent due to the relocation of the Bel Air office. Professional fees decreased by $41,000, or 44.6% from $92,000 for the three months ended June 30, 2012 to $51,000 for the three months ended June 30, 2013. This decrease was due to a decline in legal fees. Other expenses decreased by $63,000, or 32.9% from $191,000 for the three months ended June 30, 2012 to $128,000 for the three months ended June 30, 2013. This decrease was primarily due to decreased losses on dishonored checks and ATM losses.

Income Taxes. Our income tax expense was $236,000 and $214,000 for the three months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rate based upon pretax earnings remained very consistent during both periods.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At June 30, 2013	At September 30, 2012
	(In thousands)

Commitments to originate new loans	$19,819	$10,758
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	30,769	32,225
Commercial letters of credit	547	390

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

Asset Quality

At June 30, 2013, we had $17.5 million in non-performing assets, consisting of nonaccrual loans, accruing troubled debt restructurings and repossessed assets representing 2.74% of total assets. At September 30, 2012 non-performing assets were $21.5 million or 3.33% of total assets. Our net charge-offs for the nine months ended June 30, 2013 and June 30, 2012 were ($901,000) and $(419,000), respectively. Our allowance for loan losses was $5.7 million at June 30, 2013 compared to $5.5 million at September 30, 2012.

The following table presents an analysis of the Company’s non-performing assets:

	At June 30, 2013	At September 30, 2012
	(In thousands)

Nonaccrual loans (1):
Single family residential	$560	$472
Single family rental property	2,493	2,128
Commercial real estate	1,543	2,994
Construction	3,183	7,551
Commercial leases	—	—
Commercial lines of credit	47	—
Home Equity Lines of Credit	294	—
Consumer Loans	—	—

Total nonaccrual loans	8,120	13,145
Loans 90 days past due and accruing	—	—
Accruing Troubled Debt Restructurings	6,131	6,647

Total nonperforming loans	14,251	19,792
Nonperforming Foreclosed Real Estate (2)	3,259	1,674

Total nonperforming assets	$17,510	$21,466

Nonperforming loans to loans receivable	4.51%	5.90%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	5.48%	6.38%
Nonperforming assets to total assets	2.74%	3.33%
Loans modified in Troubled Debt Restructuring	$6,238	$9,267

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at June 30, 2013 are $108,000 in Troubled Debt Restructurings. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period, generally six months. As of June 30, 2013, and September 30, 2012, the Company had a total of $6.2 million and $9.3 million, respectively, in Troubled Debt Restructurings.
(2)	Regulatory guidance provides that residential rental foreclosed real estate with leases in place and demonstrated cash flow generating a reasonable rate of return generally is not considered to be a classified asset. As of June 30, 2013, the Company has identified $508,000 in foreclosed real estate meeting these criteria. Accordingly, this amount has been excluded from nonperforming assets.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated:

	For the Nine Months Ended June 30
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$5,470	$4,768

Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Single-family residential-rentals	(408)	(401)
Commercial	—	(58)
Construction	(559)	—
Commercial Leases	—	—
Consumer	(4)	(8)

Total charge-offs	(971)	(467)

Recoveries:
Real estate mortgage:
Single-family residential	—	—
Single-family residential-rentals	—	—
Commercial	—	3
Construction	—	—
Commercial leases	8	—
Consumer	62	45

Total recoveries	70	48
Net loans charged-off	(901)	(419)
Provision for loan losses	1,100	900

Balance at end of period	$5,669	$5,249

Ratio of net charge-offs (annualized) to average loans outstanding during the period	.37%	.16%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2013, the Company had $28.7 million in classified assets, consisting of $21.0 million in substandard loans, $4.5 million in substandard CMO’s, and $3.2 million in nonperforming foreclosed property. At September 30, 2012, the Company had $34.2 million in classified assets consisting of $24.9 million in substandard loans, $7.6 million in substandard CMO’s and $1.7 million in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At June 30, 2013, we have identified approximately $8.5 million in assets classified as special mention. At September 30, 2012, $6.4 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At June 30, 2013, the Bank and the Company exceeded all of their regulatory minimum capital requirements and are categorized as “well capitalized” under the regulatory framework for prompt corrective action. For information comparing the Bank’s and the Company’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the nine months ended June 30, 2013 and 2012, the Company had $50.8 million and $28.3 million, respectively, of gross loan originations. During the nine months ended June 30, 2013, and 2012 the Company purchased $105.8 million and $73.9 million, respectively, in investment securities and mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than thirty days that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At June 30, 2013, cash, interest-bearing deposits in other banks and federal funds sold were $10.8 million, $11.5 million and $16.9 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $76.6 million as of June 30, 2013 and has a line of credit with M & T Bank for $5.0 million. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at June 30, 2013 totaled $104.6 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.93% at June 30, 2013. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.28% at June 30, 2013. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $460,000 during the nine months ended June 30, 2013 and $482,000 during the nine months ended June 30, 2012.

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

On April 19, 2013, the Company repurchased the warrant to purchase 183,465 shares of the Company’s common stock at an exercise price of $8.83 per share. The warrant was exercisable at any time on or before March 23, 2018. The Company paid an aggregate price of $1,442,000 for the repurchase of the warrant, which has been cancelled. The purchase price was based on the fair market value of the warrant as agreed upon by the Company and the U.S. Treasury. The repurchase transaction resulted in a reduction in total Stockholders’ Equity of $1,442,000 during the three months ended June 30, 2013. As a result of the purchase of the warrant the Company has now completely exited the TARP Capital Purchase Program.

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

The Company and FNB have become aware of the filing of a complaint on July 12, 2013 in Circuit Court in Baltimore County, Maryland, against the Company, each of the Company’s directors, and FNB. The complaint purports to be a class action filed on behalf of the holders of Company common stock arising from certain alleged actions by the named parties in connection with the previously announced proposed merger of the Company with and into FNB. The Company and FNB believe the factual allegations in the complaint are without merit and intend to defend vigorously against the allegations in the complaint.

For additional information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission on December 28, 2012 .

Item 1A.	Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2012 filed with the Securities and Exchange Commission on December 28, 2012. As of June 30, 2013, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association, dated June 27, 2002 (4)

4.4	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (4)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated September 30, 2003 (4)

4.6	Form of Junior Subordinated Debt Securities Due 2033 (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 23, 2008 (File No. 0-53163).
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
*	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: August 14, 2013	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)