Form 10-K
period 2013-09-30
BCSB Bancorp Inc.
filed 2013-12-23
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value as of March 31, 2013 of voting and nonvoting common equity held by nonaffiliates was approximately $45.0 million. This information is based on the ownership information and closing sale price ($17.25 per share as listed on the Nasdaq Global Market).

Number of shares of Common Stock outstanding as of December 11, 2013: 3,192,117

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1. Business

General

BCSB Bancorp, Inc. BCSB Bancorp (“BCSB Bancorp” or the “Company”), a Maryland corporation, is the holding company for Baltimore County Savings Bank, a Maryland chartered commercial bank (the “Bank”). The Company’s primary asset is its investment in the Bank. The Company is engaged in the business of directing, planning, and coordinating the business activities of the Bank. Accordingly, the information set forth in this Annual Report on Form 10-K, including financial statements and related data, relates primarily to the Bank. In the future, the Company may become an operating company or acquire or organize other operating subsidiaries, including other financial institutions. Currently, the Company does not maintain offices separate from those of the Bank or employ any persons other than officers of the Bank who are not separately compensated for such service. At September 30, 2013, the Company had total assets of $619.0 million, total deposits of $543.8 million and stockholders’ equity of $49.8 million.

The Company’s and the Bank’s executive offices are located at 4111 E. Joppa Road, Suite 300, Baltimore, Maryland 21236, and its main telephone number is (410) 256-5000.

Baltimore County Savings Bank. The Bank is a community-oriented Maryland chartered commercial bank dedicated to serving the financial service needs of consumers and businesses within its market area, which consists of the Baltimore metropolitan area. The Bank is subject to extensive regulation, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the State of Maryland Office of the Commissioner of Financial Regulation its primary regulators, and the Federal Deposit Insurance Corporation (“FDIC”), its deposit insurer. The Bank attracts deposits from the general public and invests these funds in loans secured by first mortgages on owner-occupied, single-family residences in its market area and other real estate loans consisting of commercial real estate loans, construction loans and single-family rental property loans. The Bank also originates consumer loans and commercial loans. The Bank derives its income primarily from interest earned on these loans, and to a lesser extent, interest earned on investment securities and mortgage-backed securities. The Bank operates out of its main office in Baltimore County, Maryland and 16 branch offices in Baltimore County, Harford County and Howard County, in Maryland.

Recent Developments

On June 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”). Pursuant to the Merger Agreement, the Company will merge with and into FNB (the “Merger”). Promptly following consummation of the Merger, it is expected that Baltimore County Savings Bank will merge with and into FNB Bank. In the Merger, shareholders of the Company will receive 2.080 shares (the “Exchange Ratio”) of FNB common stock for each common share of the Company they own. Outstanding Company stock options and share awards relating to Company common shares will be converted into options and share awards relating to shares of FNB common stock upon consummation of the Merger, subject to adjustments based on the Exchange Ratio. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by the Company’s shareholders, the receipt of all required governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement filed by FNB with the SEC to register shares of FNB common stock to be offered to Company shareholders, receipt of tax opinions, and the absence of any injunctions or other legal restraints. Currently, the Merger is expected to be completed in the first quarter of calendar 2014.

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

Market Area

The Bank’s market area consists of the Baltimore metropolitan area. At September 30, 2013, management estimates that more than 95% of deposits and lending came from its market area.

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

Harford County continues to experience strong economic growth while maintaining a strong government presence. Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity. Harford County and the entire Baltimore metropolitan area have benefited from the Base Realignment or Closure Commission’s (“BRAC”) decision to shift several thousand U.S. Department of Defense jobs to APG.

Lending Activities

General. The Bank’s gross loan portfolio excluding loans held for sale totaled $337.4 million at September 30, 2013, representing 54.5% of total assets at that date. At September 30, 2013, $63.8 million, or 18.9% of the Bank’s gross loan portfolio, consisted of single-family, residential mortgage loans. Other loans secured by real estate include construction loans, single-family rental property and commercial real estate loans, which amounted to $25.9 million, $59.3 million and $145.7 million, respectively, or 7.7%, 17.6% and 43.2%, respectively, of the Bank’s gross loan portfolio at September 30, 2013. The Bank also originates consumer loans, consisting primarily of home equity lines of credit, which totaled $33.4 million or 9.9%, of the Bank’s gross loan portfolio. Other lending activities include commercial lines of credit, which totaled $7.5 million, or 2.2% of the Bank’s gross loan portfolio.

Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank’s loan portfolio (including Loans available for sale) by type of loan at the dates indicated. At September 30, 2013, the Bank had no concentrations of loans exceeding 10% of gross loans other than as disclosed below.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real Estate Loans:
Single-family residential (1)	$63,769	18.90%	$77,629	22.33%	$92,924	24.77%	$118,120	29.69%	$140,991	34.48%
Single-family rental property loans	59,272	17.57	62,111	17.87	64,715	17.25	70,662	17.77	51,698	12.64
Commercial	145,672	43.16	141,364	40.67	142,630	38.03	136,573	34.34	136,106	33.29
Construction (2)	25,917	7.68	21,396	6.16	29,377	7.83	23,800	5.98	28,869	7.06
Commercial lines of credit	7,521	2.23	9,952	2.86	7,919	2.11	7,986	2.01	8,832	2.16
Commercial leases	—	—	20	.01	312	.08	1,225	.31	2,855	.70
Commercial loans secured	161	.05	71	.02	501	.13	880	.22	296	.07
Commercial loans unsecured	52	.02	60	.02	69	.02	78	.02	322	.08
Consumer Loans:
Automobile	132	.04	437	.12	1,009	.27	2,544	.64	7,322	1.79
Home equity lines of credit	33,443	9.91	32,840	9.45	33,649	8.97	33,840	8.51	29,167	7.13
Other	1,496	.44	1,714	.49	2,007	.54	2,015	.51	2,443	.60

	337,435	100.00%	347,594	100.00%	375,112	100.00%	397,723	100.00%	408,901	100.00%

Add:
Purchase accounting premium (net)	—		—		—		—		62
Less:
Undisbursed portion of loans in process	7,966		6,467		5,304		2,042		3,664
Deferred loan origination (costs) and fees	(272)		38		193		97		234
Unearned interest	1		3		4		17		127
Allowance for loan losses	5,604		5,470		4,768		6,634		3,927

Total	$324,136		$335,616		$364,843		$388,933		$401,011

(1)	Includes fixed-rate second mortgage loans and loans available for sale.
(2)	Includes acquisition and development loans.

Loan Maturity Schedules. The following table sets forth certain information at September 30, 2013 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause the Bank’s repayment experience to differ from that shown below.

	Due in 1 Year or Less	Due 1 Through 5 Years	Due After 5 Years	Total
	(In thousands)
Real Estate Loans
Single-family residential	$72	$2,404	$61,293	$63,769
Single-family rental property	3,152	12,233	43,887	59,272
Commercial	3,187	44,155	98,330	145,672
Construction	5,118	8,933	11,866	25,917
Commercial lines of credit	—	1,788	5,733	7,521
Commercial loans secured	—	161	—	161
Commercial loans unsecured	—	—	52	52
Consumer:
Automobile	38	94	—	132
Home equity lines of credit	—	6	33,437	33,443
Other	68	705	723	1,496

Total	$11,635	$70,479	$255,321	$337,435

The following table sets forth at September 30, 2013, the dollar amount of all loans due beyond one year after September 30, 2013 which have predetermined interest rates and have floating or adjustable interest rates:

	Predetermined Rate	Floating or Adjustable Rates
	(In thousands)
Real Estate loans:
Single-family residential	$61,703	$1,994
Single-family rental property	32,006	24,114
Commercial	100,295	42,190
Construction	2,982	17,817
Commercial lines of credit	3,500	4,021
Commercial loans secured	161	—
Commercial loans unsecured	52	—
Consumer:
Automobiles	94	—
Home equity lines of credit	—	33,443
Other	1,428	—

Total	$202,221	$123,579

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

The following table sets forth certain information with respect to the Bank’s loan origination, purchase and sale activity for the periods indicated:

	Year Ended September 30,
	2013	2012	2011
	(In thousands)
Loans originated:
Real Estate Loans:
Single-family residential	$15,381	$9,071	$8,392
Single-family rental property	1,662	2,337	2,682
Commercial	29,954	11,136	22,776
Construction	19,191	10,865	11,084
Commercial lines of credit	723	645	811
Commercial loans secured	25	—	236
Consumer:
Automobile	43	103	100
Home equity lines of credit	9,210	5,952	6,583
Other	573	842	959

Total loans originated	$76,762	$40,951	$53,623

Loans purchased:
Real estate loans	$8,750	—	$3,700

Total loans purchased	$8,750	$—	$3,700

Loans sold:
Whole loans	$10,786	$10,399	$14,339
Participation loans	8,997	4,950	3,400

Total loans sold	$19,783	$15,349	$17,739

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

Loan Underwriting Policies. The Bank’s lending activities are subject to the Bank’s written, non-discriminatory underwriting standards and to loan origination procedures prescribed by the Bank’s Board of Directors and its management. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. Loans are approved based on a loan authority matrix, which is governed by the type of loan and the loan amount. Levels of approval are the loan officer; officers’ loan committee, which includes the President, Chief Financial Officer, Executive Vice President in charge of lending, Executive Vice President of Operations, the Treasurer, directors loan committee; and full Board. Individual officers of the Bank have been granted authority by the Board of Directors to approve loans up to varying specified dollar amounts, depending upon the type of loan. Applications for single-family owner occupied real estate loans generally are underwritten and closed in accordance with the standards of the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a deed of trust or a mortgage on real estate, an appraisal of the real estate is generally undertaken by an appraiser approved by the Bank and licensed by the State of Maryland. In the case of single-family residential mortgage loans, except when the Bank becomes aware of a particular risk of environmental contamination, the Bank generally does not obtain a formal environmental report on the real estate at the time a loan is made. A formal environmental report may be required in connection with a commercial real estate loan.

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

Under Maryland law, the maximum amount that the Bank is permitted to lend to any one borrower and his or her related interests may generally not exceed 10% of the Bank’s unimpaired capital and surplus, which is defined to include the Bank’s capital, surplus, retained earnings and 50% of its reserve for possible loan losses. By interpretive ruling of the Commissioner of Financial Regulation, Maryland banks have the option of lending up to the amount that would be permissible for a national bank, which is generally 15% of unimpaired capital and surplus (defined to include a bank’s total capital for regulatory capital purposes plus any loan loss allowances not included in regulatory capital). Under this authority, the Bank would have been permitted to lend up to $10.5 million to any one borrower at September 30, 2013. At September 30, 2013, the Bank had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2013, the Bank’s largest loan relationship was $6.2 million secured by office and retail properties. At September 30, 2013, this customer’s loans were current and performing in accordance with their terms.

Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

Single-Family Residential Real Estate Lending. The Bank historically has been and continues to be an originator of single-family, residential real estate loans in its market area. At September 30, 2013, single-family, residential mortgage loans, excluding single-family rental property loans and home equity loans, totaled $63.8 million, or 18.9% of the Bank’s gross loan portfolio. The Bank has never participated in the origination of Sub-prime loans and, accordingly, has no direct exposure to this type of lending within its loan portfolio.

The Bank originates fixed-rate mortgage loans at competitive interest rates. At September 30, 2013, the Bank had $61.8 million of fixed-rate single-family owner occupied mortgage loans, which amounted to 96.9% of the Bank’s single-family owner occupied mortgage loans. Due to the current economic conditions and the low interest rate environment the Bank has employed a strategy to sell the majority of newly originated fixed-rate single-family residential mortgage loans into the secondary market.

As of September 30, 2013, $2.0 million, or 3.1% of the Bank’s single-family mortgage loans carried adjustable rates. After the initial term, the rate adjustments on the Bank’s adjustable-rate loans are indexed to a rate which adjusts annually based upon changes in an index based on the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, as made available by the Federal Reserve Board. The interest rates on most of the Bank’s adjustable-rate mortgage loans are adjusted once a year, and the Bank offers loans that have an initial adjustment period of one, three or five years. The maximum adjustment is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. The Bank offers adjustable-rate mortgage loans that provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of the Bank’s adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, known as “negative amortization.”

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

Single-Family Rental Property Loans. The Bank also offers single-family residential mortgage loans secured by properties that are not owner-occupied. As of September 30, 2013, single-family rental property loans totaled $59.3 million, or 17.6%, of the Bank’s gross loan portfolio. Originations of single-family rental property loans were $1.7 million, $2.3 million, and $2.7 million for the years ended September 30, 2013, 2012 and 2011, respectively. Single-family residential mortgage loans secured by nonowner-occupied properties are generally made on a five year fixed-rate or on an adjustable-rate basis and carry interest rates generally above the rates charged on comparable loans secured by owner-occupied properties. The term on such loans is five years with amortizations up to 25 years.

Commercial Real Estate Lending. The Bank’s commercial real estate loan portfolio includes loans to finance the acquisition of office buildings, churches, commercial office condominiums, shopping centers, hospitality, and commercial and industrial buildings. Such loans generally range in size from $100,000 to $5.0 million, with the largest having an outstanding principal balance of $5.1 million at September 30, 2013. At September 30, 2013, the Bank had $145.7 million of commercial real estate loans, which amounted to 43.2% of the Bank’s gross loan portfolio. Commercial real estate loans are originated on a fixed-rate or adjustable-rate basis with terms of up to 25 years.

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

Construction Lending. A substantial portion of the Bank’s construction loans are originated for the construction of owner-occupied, single-family dwellings in the Bank’s primary market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. Generally, loans to owner/occupants for the construction of owner-occupied, single-family residential properties are originated in connection with the permanent loan on the property and have a construction term of up to 12 months. Such loans are offered on fixed rate terms. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the same rate on the permanent loan selected by the customer. Interest rates on residential construction loans to builders are generally set at the prime rate plus a margin of between 0% and 1.5%, typically with interest rate floors. Interest rates on commercial construction loans are generally based on the prime rate plus a negotiated margin of between 0% and 1.5% and adjust monthly, typically with interest rate floors with construction terms generally not exceeding 18 months. Advances are made on a percentage of completion basis. At September 30, 2013, $25.9 million, or 7.7%, of the Bank’s gross loan portfolio consisted of commercial construction loans, acquisition and development loans, and construction loans on single family residences.

Prior to making a commitment to fund a loan, the Bank requires both an appraisal of the property by appraisers approved by the Board of Directors and a study of projected construction costs. The Bank also reviews and inspects each project at the commencement of construction and as needed prior to disbursements during the term of the construction loan. The Bank’s construction loans totaled $25.9 million, $21.4 million, and $29.4 million at September 30, 2013, 2012 and 2011, respectively, and construction loan originations were $19.2 million, $10.9 million, and $11.1 million during the years ended September 30, 2013, 2012 and 2011, respectively.

On occasion, the Bank makes acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. Acquisition and development loans, which are considered by the Bank to be construction loans, are generally made at a rate that adjusts monthly, based on the prime rate plus a negotiated margin, typically with interest rate floors, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At September 30, 2013 acquisition and development loans totaled $6.5 million or 1.9% of the Bank’s gross loan portfolio. The Bank originated $0 in acquisition and development loans during the fiscal year ended September 30, 2013. Generally, in connection with acquisition and development loans, the Bank issues a letter of credit to secure the developer’s obligation to local governments to complete certain work. If the developer fails to complete the required work, the Bank would be required to fund the cost of completing the work up to the amount of the letter of credit. Letters of credit generate fee income for the Bank but create additional risk. At September 30, 2013, the Bank had 19 letters of credit outstanding totaling $480,000.

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

Commercial Lines of Credit. The Bank provides commercial lines of credit to businesses within the Bank’s market area. These loans are secured by business assets, including real property, equipment, automobiles and consumer leases. Generally, all loans are further personally guaranteed by the owners of the business. The commercial lines have adjustable interest rates tied to the prime rate, typically with interest rate floors and are offered at rates from prime plus 0% to prime plus 3.5%. As of September 30, 2013, the Bank had $7.5 million of such loans, which amounted to 2.2% of the Bank’s gross loan portfolio.

Consumer Lending. The consumer loans currently in the Bank’s loan portfolio consist of automobile loans, home equity lines of credit and loans secured by savings deposits.

Automobile loans totaled $132,000, or ..04%, of the Bank’s gross loan portfolio at September 30, 2013. Automobile loans are secured by both new and used cars and, depending on the creditworthiness of the borrower, may be made for up to 110% of the “invoice price” or clean “black book” value, whichever is lower, or, with respect to used automobiles, the loan values as published by a wholesale value listing utilized by the automobile industry. Automobile loans are made directly to the borrower-owner. New and used cars are financed for a period generally of up to six years, or less, depending on the age of the car. Collision insurance is required for all automobile loans. The Bank also maintains a blanket collision insurance policy that provides insurance for any borrower who allows their insurance to lapse.

The Bank originates second mortgage loans and home equity lines of credit. As of September 30, 2013, home equity lines of credit outstanding totaled $33.4 million, or 9.9% of the Bank’s gross loan portfolio. As of September 30, 2013 the Bank was offering a fixed promotional rate of 1.99% for the first twelve months of the loan then the loan converts to prime rate minus  1⁄4%. The Bank’s home equity lines of credit also have adjustable interest rates tied to the prime rate and can be offered anywhere from as low as the prime rate less 0.25% up to the prime rate plus 1.0%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

The Bank makes savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 3.0% above the rate paid on the related savings account, and the account must be pledged as collateral to secure the loan. Interest generally is billed on a quarterly basis. At September 30, 2013, savings account loans accounts totaled $439,000 or .13%, of the Bank’s gross loan portfolio.

As part of the Bank’s loan strategy, the Bank has diversified its lending portfolio to afford the Bank the opportunity to earn higher yields and to provide a fuller range of banking services. These products have generally been in the consumer area and include boat loans and loans for the purchase of recreational vehicles. Such loans totaled $1.1 million, or .31 % of the Bank’s gross loan portfolio at September 30, 2013.

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

Loans generally are placed on nonaccrual status if the loan becomes past due more than 90 days, except in instances where in management’s judgment there is no doubt as to full collectability of principal and interest. Loans may also be placed on nonaccrual status before reaching 90 days of delinquency when management concludes that payment in full is not likely. Consumer loans are generally charged off, or any expected loss is reserved for, after they become more than 120 days past due. All other loans are charged off, or any expected loss is reserved for when management concludes that they are uncollectible. See Note 4 of Notes to Consolidated Financial Statements.

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

The following table sets forth information with respect to the Bank’s nonperforming assets at the dates indicated:

	At September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
Real Estate:
Single-family residential	$860	$472	$1,048	$656	$1,186
Single-family rental property	3,013	2,128	6,667	1,664	—
Commercial	1,526	2,994	5,097	6,002	6,269
Construction	2,994	7,551	4,534	3,933	—
Commercial lines of credit	47	—	214	—	—
Commercial leases	—	—	50	240	235
Commercial loans secured	—	—	—	267	—
Consumer	—	—	20	23	—

Total	$8,440	$13,145	$17,630	$12,785	$7,690
Accruing loans which are contractually past due 90 days or more:
Real Estate:
Single-family residential	$—	$—	$—	$—	$—
Single-family rental property	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Commercial lines of credit	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	—	—	—	—	—

Total	$—	$—	$—	$—	$—

Accruing Troubled Debt Restructurings	$5,999	$6,647	$656	$—	$—

Total nonperforming loans	$14,439	$19,792	$18,286	$12,785	$7,690

Percentage of gross loans	4.28%	5.69%	4.69%	3.21%	1.88%

Percentage of total assets	2.33%	3.07%	2.82%	2.06%	1.35%

Other nonperforming assets (2)	$2,861	$1,674	$2,999	$—	$639

Loans modified in Troubled Debt Restructuring (TDR’s) (3)	$7,226	$9,267	$8,665	$4,007	$3,863

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at September 30, 2013 are $1.2 million in Troubled Debt Restructurings (TDR’s) of which $1.1 million are not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period.
(2)	Other nonperforming assets include the Bank’s inventory of other real estate owned.
(3)	All loans modified in a troubled debt restructuring are included as nonperforming loans and assets, whether accruing or accounted for on a nonaccrual basis.

During the year ended September 30, 2013, gross interest income of $837,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2013 amounted to $251,000.

At September 30, 2013, the Bank had no loans which were not classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured.

At September 30, 2013, nonaccrual loans consisted of commercial loans aggregating $1.6 million, residential loans aggregating $860,000, single-family rental loans aggregating $3.0 million, and construction loans aggregating $3.0 million. The decrease in non accrual construction loans as compared with the prior fiscal year is primarily due to the Bank’s foreclosure on one residential land development project during fiscal year 2013 and improved financial stability of a borrower with a commercial land development relationship.

As previously, described, loans identified as Troubled Debt Restructurings (TDR’s) are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty resulting in the Bank granting a concession as a part of a loan modification. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of September 30, 2013 nonperforming loans included $7.2 million in TDR’s, of which $7.1 million are not delinquent.

Real estate acquired through foreclosure is initially recorded at the lower of cost or estimated fair value and subsequently at the lower of book value or fair value less estimated costs to sell. Fair value is defined as the amount in cash or cash-equivalent value of other consideration that a real estate parcel would yield in a current sale between a willing buyer and a willing seller, as measured by market transactions. If a market does not exist, fair value of the item is estimated based on selling prices of similar items in active markets or, if there are no active markets for similar items, by discounting a forecast of expected cash flows at a rate commensurate with the risk involved. Fair value is generally determined through an appraisal at the time of foreclosure. Subsequent to foreclosure, real estate acquired through foreclosure is periodically evaluated by management and an allowance for loss is established if the estimated fair value of the property, less estimated costs to sell, declines. At September 30, 2013, the Bank had $2.9 million in real estate owned through foreclosure.

Federal regulations require financial institutions to classify their assets on the basis of quality on a regular basis. An asset meeting one of the classification definitions set forth below may be classified and still be a performing loan. An asset is classified as substandard if it is determined to be inadequately protected by the current paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a financial institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management’s close attention. Such assets designated as special mention may include nonperforming loans consistent with the above definition. If an asset or portion thereof is classified loss, a financial institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a financial institution’s classifications. If a financial institution does not agree with an examiner’s classification of an asset, it may appeal this determination. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2013, the Bank had $27.4 million in classified assets consisting of $27.6 million in assets classified as substandard, $0 in assets classified as doubtful and $0 in assets classified as loss. Substandard assets consisted of $21.0 million in loans, $3.7 million in private label CMOs and $2.9 million in foreclosed real estate. In addition, the Bank had $9.6 million in loans designated as special mention at September 30, 2013. Special mention assets consisted of $1.2 million in single-family residential mortgage loans 60 to 89 days delinquent at September 30, 2013, and commercial loans of $8.4 million that the Bank is monitoring for management and credit weaknesses at September 30, 2013.

Allowance for Loan Losses. In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, the Bank’s and the industry’s historical loan loss experience, evaluation of economic conditions, regular reviews of delinquencies and loan portfolio quality and evolving standards imposed by federal bank examiners. The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank’s income. The Bank added to the allowance for loan losses during the fiscal year ended September 30, 2013 $1.1 million in provisions for losses on loans. Net loans charged off during the fiscal year ended September 30, 2013 were $966,000.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at the beginning of the period	$5,470	$4,768	$6,634	$3,927	$2,672

Loans charged-off:
Real estate mortgage:
Single-family residential	—	9	1,385	—	—
Single family residential rentals	408	513	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	—	—	2,171	235	187
Commercial leases	—	35	76	15	27
Construction	636	—	366	—	—
Commercial loans secured	—	—	—	—	—
Commercial loans unsecured	—	—	—	234	—
Consumer	4	14	48	75	87

Total charge-offs	1,048	571	4,046	559	301
Recoveries:
Real estate mortgage:
Single-family residential	—	1	—	—	—
Single family residential rentals	—	5	—	—	—
Multi-family residential	—	—	—	—	—
Commercial	8	16	—	5	31
Construction	—	—	—	—	—
Commercial loans secured	—	—	—	—	—
Consumer	74	51	80	161	175

Total recoveries	82	73	80	166	206
Net loans charged-off	(966)	(498)	(3,966)	(393)	(95)
Provision for loan losses	1,100	1,200	2,100	3,100	1,350

Balance at the end of period	$5,604	$5,470	$4,768	$6,634	$3,927

Ratio of net charge-offs to average loans outstanding during the period	0.30%	0.15%	1.05%	0.10%	0.02%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single-family residential	$141	28.81%	$140	22.33%	$205	24.77%	$105	29.69%	$253	34.48%
Single-family rental property	2,543	17.57	2,232	17.87	1,595	17.25	74	17.77	137	12.64
Commercial	1,730	43.16	1,392	40.67	1,430	38.03	5,087	34.34	1,568	33.29
Construction	1,101	7.68	1,492	6.16	1,267	7.83	906	5.98	980	7.06
Commercial lines of credit	89	2.23	85	2.86	12	2.11	13	2.01	88	2.16
Commercial leases	—	—	—	.01	26	.08	209	.31	266	.70
Commercial loans secured	—	.05	—	.02	5	.13	31	.22	28	.07
Commercial loans unsecured	—	.02	—	.02	40	.02	40	.02	318	.08
Consumer	—	.48	129	10.06	188	9.78	169	9.66	289	9.52

Total allowance for loan losses	$5,604	100.00%	$5,470	100.00%	$4,768	100.00%	$6,634	100.00%	$3,927	100.00%

Investment Activities

General. The Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies and state and municipal governments, deposits at the FHLB of Atlanta, certificates of deposit in federally insured institutions, certain bankers’ acceptances and federal funds. It may also invest, subject to certain limitations, in commercial paper and certain other types of corporate debt securities and mutual funds. Federal regulations require the Bank to maintain an investment in Federal Reserve Bank stock and FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the Federal Reserve Board adjusts the percentage of liquid assets which banks are required to maintain. See “—Depository Institution Regulation—Liquidity Requirements.”

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

Securities designated as “held to maturity” are those assets which the Bank has the ability and intent to hold to maturity. Upon acquisition, securities are classified as to the Bank’s intent. The held to maturity investment portfolio would not be used for speculative purposes and would be carried at amortized cost. In the event the Bank sold securities from this portfolio for other than credit quality reasons, all securities within the investment portfolio with matching characteristics may be reclassified as assets available for sale. Securities designated as “available for sale” are those assets which the Bank may not hold to maturity and thus are carried at market value with unrealized gains or losses, net of tax effect, reported as a separate component of Stockholders’ Equity. At September 30, 2013, the Bank’s securities portfolio consists of available for sale securities only.

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

At September 30, 2013, there were no mortgage-backed securities classified as held to maturity. Securities are designated into one of the three categories at the time of purchase. Debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

At September 30, 2013, mortgage-backed securities including CMOs with an amortized cost of $227.6 million were classified as available for sale and had a weighted average yield of 2.0%. At September 30, 2013, the Bank’s mortgage-backed securities portfolio had gross unrealized gains and losses of approximately $1.2 million and $8.8 million, respectively. The Bank does not presently intend to sell these securities and it is not expected that the Bank will be required to sell these securities prior to maturity or recovery.

During the year ended September 30, 2013, we determined that, based on our most recent estimate of cash flows, that no additional other-than-temporary-impairment (“OTTI”) had occurred with respect to our private label CMO’s. The private label CMO’s were rated “AAA” by Standard & Poors at origination. These securities had an original principal balance of $15.0 million and a current amortized cost, net of previously recognized OTTI, of $5.5 million at September 30, 2013. These securities had an estimated fair value of $4.6 million at September 30, 2013.

The following table sets forth the carrying value of the Bank’s investments at the dates indicated:

	At September 30,
	2013	2012	2011
	(In thousands)
Securities available for sale:
U.S. government and agency securities	$—	$—	$2,001
Corporate bonds	4,654	4,528	4,818
Equity investments	100	100	100
Mortgage-backed securities	33,611	21,800	29,256
Collateralized Mortgage Obligations	181,825	182,729	110,572
Private label collateralized mortgage obligations	4,614	9,034	11,051

Total available for sale	$224,804	$218,191	$157,798

The following table sets forth information pertaining to scheduled maturities, amortized cost, fair value and average yields for the Bank’s investment portfolio at September 30, 2013:

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
Corporate bonds	$—		$1,380		$3,500		$—		$4,880	$4,654
Equity investments	—		—		—		100		100	100
Mortgage-backed securities	1		46		206		33,422		33,675	33,611
Collateralized Mortgage Obligations	—		2,889		1,245		184,291		188,426	181,825
Private label collateralized mortgage Obligations	—		—		—		5,542		5,542	4,614

Total available for sale	$1	6.57%	$4,315	1.61%	$4,951	1.76%	$223,355	1.96%	$232,622	224,804	1.95%

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

The Bank attempts to compete for deposits with other institutions in its market area by offering competitively priced deposit instruments that are tailored to the needs of its customers. Additionally, the Bank seeks to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of the Bank’s depositors are Maryland residents. To provide additional convenience, the Bank participates in several networks at locations throughout the Mid-Atlantic and the South and MoneyPass, a surcharge free Automated Teller Machine network at locations throughout the United States, through which customers can gain access to their accounts at any time. The Bank currently has ATM machines in all of its sixteen offices.

Savings deposits in the Bank at September 30, 2013 were represented by the various types of savings programs described below:

Interest* Rate	Minimum Term	Category	Minimum Amount	Balances (in thousands)	Percentage of Total Savings
		Demand deposits:
.10%	None	Checking accounts	$—	$110,143	20.25%
.24	None	Money Market	250	79,363	14.60

		Total demand deposits		189,506	34.85

		Savings deposits:
.08	None	Regular	250	$87,192	16.03%
.10	None	Money market passbooks	250	13,566	2.50

		Total savings deposits		100,758	18.53

		Certificates of Deposit
.05	3 months or less	Fixed-term, fixed rate	$500	$739	.14%
.10	6 months	Fixed-term, fixed rate	500	25,060	4.61
.21	12 months	Fixed-term, fixed rate	500	9,718	1.79
.85	18 months	Fixed-term, fixed rate	500	7,886	1.45
1.81	24 months	Fixed-term, fixed rate	500	17,406	3.20
1.41	30 months	Fixed-term, fixed rate	500	7,854	1.44
2.18	36 months	Fixed-term, fixed rate	500	12,692	2.33
2.69	48 months	Fixed-term, fixed rate	500	10,792	1.98
2.27	60 months	Fixed-term, fixed rate	500	73,813	13.57
1.88	$100,000 and over	Fixed-term, fixed rate	N/A	87,518	16.10

		Total Certificates of deposit		253,478	46.61
		Accrued interest payable		27	.01

		Total deposits		$543,769	100.00%

* Represents weighted average interest rate

The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated:

	Balance at September 30, 2013	% of Deposits	Increase (Decrease)	Balance at September 30, 2012	% of Deposits	Increase (Decrease)	Balance at September 30, 2011	% of Deposits	Increase (Decrease)
	(Dollars in thousands)
Checking	$110,143	20.25%	$3,855	$106,288	18.77%	$8,331	$97,957	17.81%	$11,606
Money market deposit	79,363	14.60	(14,866)	94,229	16.64	7,951	86,278	15.48	17,847
Passbook and statement savings deposits	100,758	18.53	5,531	95,227	16.81	10,090	85,137	15.69	3,202
Certificate of deposit	165,960	30.52	(17,359)	183,319	32.37	(8,100)	191,419	34.79	(12,045)
Certificate of deposit $100,000 and over	87,518	16.09	288	87,230	15.40	(1,907)	89,137	16.21	(4,956)
Accrued interests payable	27	.01	(36)	63	.01	(23)	86	.02	(6)

Total	$543,769	100.00%	$(22,587)	$566,356	100.00%	$16,342	$550,014	100.00%	$15,648

The following tables set forth the average balances and average interest rates based on month-end balances for various types of deposits as of the dates indicated:

	Year Ended September 30,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Checking	$72,160	.22%	$70,409	.60%	$66,475	1.03%
Money market deposits	90,270	.26	91,298	.62	81,476	.97
Passbook savings deposits	98,442	.11	90,443	.24	85,431	.32
Noninterest-bearing demand deposits	38,926	—	33,967	—	29,367	—
Certificates of deposit	259,804	1.59	275,489	1.87	283,697	2.18

Total	$559,602	.84	$561,606	1.13	$546,446	1.45

The following table sets forth the time deposits in the Bank classified by rates at the dates indicated:

	At September 30,
	2013	2012	2011
	(Dollars in thousands)
0.05% – 2.00%	$177,095	$155,426	133,865
2.01 – 4.00	76,383	110,808	127,727
4.01 – 4.88	—	4,315	18,964

Total	$253,478	$270,549	280,556

The following table sets forth the amount and maturities of time deposits at September 30, 2013:

Rate	Less Than One Year	1 – 2 Years	2 – 3 Years	After 3 Years	Total
0.05% – 2.00%	$82,766	$38,414	$15,486	$40,429	$177,095
2.01 – 4.00	4,585	59,922	11,303	573	76,383
4.01 – 4.88	—	—	—	—	—

Total	$87,351	$98,336	$26,789	$41,002	$253,478

The following table indicates the amount of the Bank’s certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2013. At such date, such deposits represented 16.09% of total deposits and had a weighted average rate of 1.88%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$2,000
Over three through six months	7,593
Over six through 12 months	2,278
Over 12 months	75,647

Total	$87,518

The following table sets forth the savings activities of the Bank for the periods indicated:

	At September 30,
	2013	2012	2011
	(In thousands)
Deposits	$1,228,690	$1,130,856	$924,285
Withdrawals	(1,255,986)	(1,120,847)	(916,579)

Net (decrease) increase before interest credit	(27,296)	10,009	7,706
Interest credited	4,709	6,333	7,942

Net (decrease) increase in savings deposits	$(22,587)	$16,342	$15,648

In the unlikely event the Bank is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, the sole stockholder of the Bank.

Borrowings. Savings deposits historically have been the primary source of funds for the Bank’s lending, investments and general operating activities. The Bank is authorized, however, to use advances from the FHLB of Atlanta to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member of the FHLB System, the Bank is required to own stock in the FHLB of Atlanta and is authorized to apply for advances. Advances are pursuant to several different programs, each of which has its own interest rate and range of maturities. The Bank has a Blanket Agreement for advances with the FHLB under which the Bank may borrow up to 25% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by the Bank’s stock in the FHLB of Atlanta and other eligible assets. At September 30, 2013, the Bank had no outstanding FHLB advances. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities and from an established line of credit with its correspondent bank.

During the years ended September 30, 2013, 2012 and 2011, respectively, there were no short term borrowings outstanding at the end of or during the periods.

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

The trust preferred securities issued by the Business Trust and the junior subordinated debentures held by the Business Trust are due June 30, 2032. The rate is 3.65% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2013 was 3.92%. The junior subordinated debentures are the sole assets of the Business Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Business Trust. The Company used the proceeds from these transactions to increase the capital of the Bank.

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

The trust preferred securities and junior subordinated debentures are due October 7, 2033. The rate is 3.00% per annum over the three-month LIBOR rate and resets quarterly. The rate at September 30, 2013 was 3.27%. The junior subordinated debentures are the sole assets of the Statutory Trust. The subordinated debt securities, unsecured, rank junior and are subordinate in right of payment of all senior debt of the Company, and the Company has guaranteed repayment on the trust preferred securities issued by the Statutory Trust. The Company used the proceeds from these transactions to increase the capital of the Bank.

During the fiscal year ended September 30, 2013, the Company had a total annual interest expense of $613,000 related to all of its trust preferred securities. Payments to be made by the Statutory Trust on the trust preferred securities are dependent on payments that the Company has undertaken to make, particularly the payment to be made by the Company on the debentures. Distributions on the trust preferred securities are payable quarterly at a rate of 3.00% per annum over the three-month LIBOR rate. The distributions are funded by interest payments received on the debentures and are subject to deferral for up to five years under certain conditions. Distributions are included in interest expense. The Company may redeem the debentures, in whole or in part, or under certain conditions in whole but not in part, at any time at par plus any accrued unpaid interest.

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

On April 19, 2013, the Company repurchased the warrant to purchase 183,465 shares of the Company’s common stock at an exercise price of $8.83 per share. The warrant was exercisable at any time on or before March 23, 2018. The Company paid an aggregate price of $1,442,000 for the repurchase of the warrant, which has been cancelled. The purchase price was based on the fair market value of the warrant as agreed upon by the Company and the U.S. Treasury. The repurchase transaction resulted in a reduction in total Stockholders’ Equity of $1,442,000. As a result of the purchase of the warrant the Company has now completely exited the TARP Capital Purchase Program.

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

Employees

As of September 30, 2013, the Company had 128 full-time and 21 part-time employees, none of whom were represented by a collective bargaining agreement. Management considers the Bank’s relationships with its employees to be good.

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

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010 significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve. The Consumer Financial Protection Bureau assumed responsibility for implementing federal consumer financial protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion, such as the Bank, will continue to be examined for compliance with consumer protection or fair lending laws and regulations by, and be subject to enforcement authority of their prudential regulators. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for the Company and the Bank.

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

For information with respect to the Bank’s compliance with its regulatory requirements at September 30, 2013, see Note 15 of the Notes to the Consolidated Financial Statements.

The current risk-based capital guidelines that apply to the Bank are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more).

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital, leverage and liquidity, which is referred to as “Basel III.” In early July 2013, the Federal Reserve approved revisions to the capital adequacy guidelines and prompt corrective action rules that implement Basel III and address relevant provisions of the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.The rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be, among other things, subject to increased monitoring by the appropriate federal banking regulator, required to submit an acceptable capital restoration plan within 45 days and is subject to asset growth limits. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that did not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective action provisions. If an institution’s ratio of tangible capital to total assets falls below a “critical capital level,” the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. Unless appropriate findings and certifications are made by the appropriate federal bank regulatory agencies, a critically undercapitalized institution must be placed in receivership if it remains critically undercapitalized on average during the calendar quarter beginning 270 days after the date it became critically undercapitalized.

For purposes of these restrictions, an “undercapitalized institution” is a depository institution that has (i) a total risk-based capital ratio less than 8.0%; or (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less than 4.0% (or less than 3.0% if the institution has a composite 1 CAMELS rating). A “significantly undercapitalized” institution is defined as a depository institution that has: (i) a total risk-based capital ratio of less than 6.0%; or (ii) a Tier 1 risk-based capital ratio of less than 3.0%; or (iii) a leverage ratio of less than 3.0%. A “critically undercapitalized” institution is defined as a depository institution that has a ratio of “tangible equity” to total assets of less than 2.0%. The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically under-capitalized) if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any examination rating category. At September 30, 2013, the Bank was classified as well capitalized under Federal Reserve regulations.

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

Federal Home Loan Bank System. The Federal Home Loan Bank System consists of 12 district Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Atlanta, the Bank is required to acquire and hold specified amounts of capital stock in that Federal Home Loan Bank. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank of Atlanta stock at September 30, 2013 of $771,200.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $12.4 million and $79.5 million, plus 10% on the remainder. The first $12.4 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2013, the Bank met its reserve requirements.

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

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. The FDIC finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or its prudential banking regulator. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Limits on Loans to One Borrower. The Bank is subject to federal law with respect to limits on loans to one borrower. Generally, under federal law, the maximum amount that a commercial bank may loan to one borrower at one time may not exceed 15% of the unimpaired capital and surplus of the commercial bank, plus an additional 10% if secured by specified “readily marketable collateral.” The Bank’s lending limit to one borrower as of September 30, 2013 was approximately $10.5 million.

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

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. One of the principal exceptions to these prohibitions involves certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

Capital Requirements. The Federal Reserve Board has established capital requirements generally similar to the capital requirements for state member banks described above, for bank holding companies. (See “Depository Institution Regulation Capital Requirements” earlier in this report.) At September 30, 2013, the Company’s consolidated Total and Tier 1 capital exceeded these requirements. The Dodd-Frank Act will eliminate the use of certain instruments, such as cumulative preferred stock and trust preferred securities, as Tier 1 holding company capital. Small bank holding companies, those with less than $ 500 million in assets, will be exempt from this provision. However, instruments issued before May 19, 2010 by bank holding companies with more than $15 billion of consolidated assets are subject to a three-year phase out from inclusion as Tier 1 capital, beginning January 1, 2013. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and requires the regulatory agencies adopt implementing regulations.

In July 2013, the Federal Reserve announced new risk-based capital and leverage ratios to conform to the Basel III framework and address provisions of the Dodd-Frank Act. These requirements will become effective on January 1, 2015 and will be applicable to both the Company and the Bank. See “—Depository Institution Regulation — Capital Requirements” for a discussion of these new Basel III requirements.

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

Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank prior to its conversion to a commercial bank, were treated the same as commercial banks. Associations with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Associations with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method.

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

For additional information regarding taxation, see Note 17 of Notes to the Consolidated Financial Statements.

Item 1A. Risk Factors

Our pending Merger with F.N.B. Corporation is not guaranteed to occur. Compliance with the terms of the Merger Agreement in the interim could adversely affect our business. If the Merger does not occur, it could have a material and adverse effect on our business, results of operations and our stock price.

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

As a result of the pending Merger: (i) the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integrating the Company’s operations with those of FNB; (ii) the restrictions and limitations on the conduct of the Company’s business pending the Merger may disrupt or otherwise adversely affect its business and our relationships with its customers, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) the Company’s ability to retain its existing employees may be adversely affected due to the uncertainties created by the Merger; and (iv) the Company’s ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger will become effective. If the Merger does not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, then, among other possible adverse effects: (i) the Company’s shareholders will not receive the consideration which FNB has agreed to pay; (ii) the Company’s stock price may decline significantly; (iii) the Company’s business may have been adversely affected; (iv) the Company will have incurred significant transaction costs; and (v) under certain circumstances, the Company may have to pay FNB a termination fee of $3.25 million.

The Bank’s increased emphasis on commercial real estate and non-owner occupied residential real estate lending may expose it to increased lending risks.

In recent years, the Bank has significantly increased its emphasis on commercial real estate lending. Commercial real estate loans, which includes commercial construction and commercial lines of credit increased to $145.7 million, or 43.2% of its total loans, at September 30, 2013. Moreover, as part of the Bank’s strategy to increase earnings, it will seek to continue to increase commercial real estate lending, as well as commercial lending, and intends to add commercial lending personnel to assist in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Commercial business loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. Also, many of the Bank’s commercial and construction borrowers have more than one loan outstanding with the Bank. Consequently, an adverse development with respect to one loan or one credit relationship can expose the Bank to a significantly greater risk of loss compared to an adverse development with respect to a single-family residential mortgage loan.

In addition, in prior years, the Bank significantly increased its portfolio of non-owner occupied residential real estate lending. Non-owner occupied residential real estate loans represents $59.3 million, or 17.6% of total loans, at September 30, 2013. These types of loans generally expose a lender to greater risk of non-payment and loss than owner occupied residential real estate loans since the collateral for owner occupants is their personal residence. In addition, non-owner occupied residential real estate loans expose the Bank to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the rental properties. Since such loans generally entail greater risk than single-family residential mortgage loans, the Bank may need to increase its allowance for loan losses in the future to account for the possible increase in credit losses associated with the growth of such loans. The bulk of the new nonperforming loans during the twelve months ended September 30, 2013 relates to non-owner occupied residential real estate loans. The Bank’s nonperforming non-owner occupied residential real estate loans totaled $3.0 million at September 30, 2013. For further information about nonperforming non-owner occupied residential real estate loans, see “Item 1. Business – Lending Activities-Nonperforming Loans and Other Problem Assets.”

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

Overall Loan Portfolio reductions could negatively impact earnings.

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

We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. As of September 30, 2013, our mortgage-backed securities portfolio including private label CMO’s included securities with a book value of $227.6 million and an estimated fair value of $220.0 million. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. The Company could be exposed to realized losses if these securities were to be sold in the future.

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

Financial regulatory reform may have a material impact on our operations.

The Dodd-Frank Act enacted in 2010 has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring certain public companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

It remains difficult to predict what impact this legislation and implementing regulations will have on institutions such as Baltimore County Savings Bank, including on our lending and credit practices. Moreover, significant provisions of the Dodd-Frank Act are not yet effective, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations may increase our operating and compliance costs in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The following table sets forth the location and certain additional information regarding the Bank’s offices at September 30, 2013:

	Year Opened	Owned or Leased		Expiration Date (If Leased) (1)	Net Book Value at September 30, 2013	Approximate Square Footage	Deposits at September 30, 2013
							(Deposits in Thousands)
Main Office:
Perry Hall	1955	Leased	(2)	November 2018	$61,790	8,000	$110,779
Branch Offices:
Bel Air	1975	Leased		May 2016	—	2,000	38,474
Dundalk	1976	Leased	(2)	January 2030	1,308,538	1,700	42,221
Timonium	1978	Leased		July 2018	—	2,500	60,560
Catonsville	2003	Owned			1,172,792	3,550	43,304
Abingdon	1999	Leased	(2)	October 2018	325,710	1,800	13,005
Forest Hill	1999	Leased	(2)	July 2019	281,202	1,800	24,659
Essex	1999	Leased		November 2017	—	3,200	27,531
Hickory	2000	Leased	(2)	January 2020	329,992	1,800	13,806
White Marsh	2000	Leased	(2)	January 2015	402,631	1,800	48,581
Carney	2001	Leased		February 2016	—	2,100	27,862
Lutherville	2002	Owned			470,280	7,440	25,106
Ellicott City	2002	Leased		August 2020	—	2,300	27,208
Honeygo	2005	Leased	(2)	December 2025	577,202	1,800	13,824
Sparks	2005	Leased	(2)	December 2025	541,559	1,800	17,443
Owings Mills	2005	Leased	(2)	September 2026	663,498	1,800	9,406
Administrative Offices:
4111 E. Joppa Road	1994	Owned			832,305	18,000	—

(1)	All leases have at least one five-year option, except for the Timonium and Ellicott City location.
(2)	Building is owned, but the land is leased.
(3)	Baltimore County Savings Bank relocated its Bel Air office in May of 2013 with a three-year lease with two five-year options

The net book value of the Bank’s investment in premises and equipment totaled $9.9 million at September 30, 2013. See Note 6 of Notes to the Consolidated Financial Statements.

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

A putative stockholder class action lawsuit was filed in connection with the Merger Agreement on December 16, 2013 in the Circuit Court in Baltimore County, Maryland, against the Company, each of its directors and FNB. For more information on the lawsuit, see “Part I Item 3. Legal Proceedings” below.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades under the symbol “BCSB” on the Nasdaq Global Market. At December 11, 2013 there were 3,192,117 shares of the common stock outstanding and approximately 726 holders of record of the common stock. Following are the high and low bid prices, by fiscal quarter, as reported on the Nasdaq Global Market during the periods indicated, as well as dividends declared on the common stock during each quarter.

Fiscal 2013	High	Low	DividendsDeclared Per Share
First Quarter	$15.15	$13.65	$—
Second Quarter	17.25	14.34	—
Third Quarter	23.41	16.45	—
Fourth Quarter	26.07	23.98	—
Fiscal 2012	High	Low	DividendsDeclared Per Share
First Quarter	$12.24	$9.89	$—
Second Quarter	14.43	10.61	—
Third Quarter	15.15	12.50	—
Fourth Quarter	14.76	12.83	—

The stated high and low bid prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The Company repurchased and retired 4,535 shares of its common stock during the fiscal year ended September 30, 2013.

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

Item 6. Selected Financial Data

Selected Consolidated Financial Condition Data

	At September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Total assets	$619,041	$645,099	$624,856	$620,555	$569,438
Loans receivable, net (1)	324,136	335,616	364,843	388,933	401,011
Investment securities available for sale	4,754	4,628	6,919	18,390	—
Mortgage-backed securities available for sale	220,050	213,563	150,879	65,975	90,478
FHLB stock	771	959	1,124	1,378	1,485
Federal Reserve Bank Stock	1,394	1,381	—	—	—
Deposits	543,769	566,356	550,014	534,366	487,989
FHLB advances	—	—	—	—	—
Junior Subordinated Debentures	17,011	17,011	17,011	17,011	17,011
Stockholders’ equity	49,800	55,139	51,959	61,390	59,133

(1)	Includes loans available for sale.

Selected Consolidated Operations Data

	For the Years Ended September 30,
	2013	2012	2011	2010	2009
	(In thousands)
Interest income	$24,438	$26,071	$26,935	$28,862	$29,939
Interest expense	5,322	6,977	8,550	9,794	13,614

Net interest income	19,116	19,094	18,385	19,068	16,325
Provision for loan losses	1,100	1,200	2,100	3,100	1,350

Net interest income after provision for loan losses	18,016	17,894	16,285	15,968	14,975
Other income	2,533	2,450	2,002	2,406	1,875
Noninterest expenses	17,406	17,624	18,336	16,682	18,794

Income (loss) before income taxes	3,143	2,720	(49)	1,692	(1,944)
Income tax provision (benefit)	1,323	920	(165)	485	11

Net income (loss)	$1,820	$1,800	$116	$1,207	$(1,955)
Preferred stock dividends and discount accretion	—	—	(573)	(625)	(477)

Net income (loss) available to common shareholders	$1,820	$1,800	$(457)	$582	$(2,432)

Net income (loss) per share of common stock:
Basic	$0.58	$0.58	$(0.15)	$0.20	$(0.84)

Diluted	$0.56	$0.56	$(0.15)	$0.19	$(0.84)

Cash dividend declared per share	$—	$—	$—	$—	$—

Key Operating Ratios (in %) except where noted:

	At or for the Year Ended September 30,
	2013	2012	2011	2010	2009
Performance Ratios:
Return on average assets (net income (loss) divided by average total assets)	0.28%	0.28%	0.02%	0.20%	(0.34)%
Return on average equity (net income (loss) divided by average equity)(1)	3.27	3.34	0.20	1.99	(3.36)
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.19	3.18	3.10	3.30	2.97
Net interest margin (net interest income divided by average interest-earning assets)	3.21	3.21	3.15	3.39	3.05
Ratio of average interest-earning assets to average interest-bearing liabilities	102.90	102.63	103.44	105.14	103.32
Ratio of noninterest expense to average total assets	2.72	2.75	2.93	2.77	3.24
Efficiency ratio	80.40	81.80	89.93	77.68	103.27
Dividend payout ratio (dividend declared per share divided by net income per share)	n/a	n/a	n/a	n/a	n/a
Asset Quality Ratios:
Nonperforming assets to total assets at end of Period (2)	2.79	3.33	3.30	2.06	1.46
Nonperforming loans to gross loans at end of Period (3)	4.28	5.69	4.69	3.21	1.88
Allowance for loan losses to gross loans at end of period	1.70	1.58	1.27	1.67	0.96
Allowance for loan losses to nonperforming loans at end of period	38.81	27.63	27.04	51.89	51.06
Provision for loan losses to gross loans	0.33	0.35	0.56	0.78	0.33
Net charge-offs to average loans outstanding	0.30	0.15	1.05	0.10	0.02
Capital Ratios:
Equity to total assets at end of period	8.04	8.55	8.31	9.89	10.38
Average equity to average assets (1)	8.70	8.43	9.08	10.04	10.02

(1)	The Company issued $10.8 million of its Cumulative Perpetual Series A Preferred Stock to the U.S. Treasury in March 2008 pursuant to the Troubled Asset Relief Program (“TARP”) and repurchased all of the same Preferred Stock from the U.S. Treasury in January 2011. “Average Equity” is calculated based upon total equity outstanding during the respective periods, including preferred equity where applicable.
(2)	Includes nonaccrual loans, accruing TDR’s and other real estate owned.
(3)	Includes nonaccrual loans and accruing TDR’s.

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

Recent Developments

On June 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”). Pursuant to the Merger Agreement, the Company will merge with and into FNB (the “Merger”). Promptly following consummation of the Merger, it is expected that Baltimore County Savings Bank will merge with and into FNB Bank. In the Merger, shareholders of the Company will receive 2.080 shares (the “Exchange Ratio”) of FNB common stock for each common share of the Company they own. Outstanding Company stock options and share awards relating to Company common shares will be converted into options and share awards relating to shares of FNB common stock upon consummation of the Merger, subject to adjustments based on the Exchange Ratio. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by the Company’s shareholders, the receipt of all required governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement filed by FNB with the SEC to register shares of FNB common stock to be offered to Company shareholders, receipt of tax opinions, and the absence of any injunctions or other legal restraints. Currently, the Merger is expected to be completed in the first quarter of calendar 2014.

A putative stockholder class action lawsuit was filed in connection with the Merger Agreement on December 16, 2013 in the Circuit Court in Baltimore County, Maryland, against the Company, each of its directors and FNB. For more information on the lawsuit, see “Part I Item 3. Legal Proceedings” below.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on the consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses.

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

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. The term “other-than-temporary” is not necessarily intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Under the current guidance, for recognition and presentation of other-than-temporary impairments the amount of other-than-temporary impairment that is recognized through earnings for debt securities is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

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

Repurchase of Series A Preferred Stock and Warrant

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

The senior officers of the Bank meet on a regular basis to monitor the Bank’s interest rate risk position and to set prices on loans and deposits to manage interest rate risk within the parameters set by the Board of Directors. The President and Chief Financial Officer of the Bank reports to the Board of Directors on a regular basis on interest rate risk and trends, as well as liquidity and capital ratios and requirements. The Board of Directors reviews the maturities of the Bank’s assets and liabilities and establishes policies and strategies designed to regulate the Bank’s flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing the Bank’s assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. The Bank’s management is responsible for administering the policies and determinations of the Board of Directors with respect to the Bank’s asset and liability goals and strategies.

Market Risk

Management also measures the Bank’s interest rate risk by computing estimated changes in the net portfolio value (“NPV”) of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is the difference between incoming and outgoing discounted cash flows from assets and liabilities, with adjustments made for off-balance sheet items. These computations estimate the effect on the Bank’s NPV of sudden and sustained increases and decreases in market interest rates. The Bank’s Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the Bank’s estimated NPV in the event of increases or decreases in market interest rates. The following table presents the Bank’s projected change in NPV for the various rate shock levels at September 30, 2013.

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change (1)	% Change (2)	NPV Ratio (3)	Change (4)
	(Dollars in Thousands)
+300 bp	$55,133	$(30,062)	(35)%	9.74%	(387	) bp
+200 bp	65,433	(19762)	(23)	11.16	(245	) bp
+100 bp	75,325	(9,870)	(12)	12.42	(119	) bp
0 bp	85,195	—	—	13.61	—
-50 bp	88,967	3,772	4	14.01	40	bp
-100 bp	92,228	7,033	8	14.34	73	bp

(1)	Represents the excess (deficiency) of the estimated NPV assuming the indicated change in interest rates minus the estimated NPV assuming no change in interest rates.
(2)	Calculated as the amount of change in the estimated NPV divided by the estimated NPV assuming no change in interest rates.
(3)	Calculated as the estimated NPV divided by average total assets.
(4)	Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.
***Risk	Measures: 200 bp rate shock***

	At September 30,
	2013		2012
Pre-Shock NPV Ratio: NPV as % of Portfolio Value of Assets	13.61%		13.35%
Exposure Measure: Post Shock NPV Ratio	11.16		11.62
Sensitivity Measure: Change in NPV Ratio	(245bp	)	(173bp	)

The above table indicates that at September 30, 2013, in the event of sudden and sustained increases in prevailing market interest rates, the Bank’s NPV would be expected to decrease, and that in the event of a sudden and sustained decrease in prevailing market interest rates, the Bank’s NPV would be expected to increase. The Bank’s Board of Directors reviews the Bank’s NPV position quarterly, and, if estimated changes in NPV are not within the targets established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved targets. At September 30, 2013, the Bank’s estimated changes in NPV presented above were within the targets established by the Board of Directors. NPV is calculated by a third party vendor using information provided by the Bank. The calculation is based on the net present value of discounted cash flows utilizing market prepayment assumptions.

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

Average Balance, Interest and Average Yields and Rates

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yield and cost are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the years ended September 30, 2013, September 30, 2012 and September 30, 2011. Total average assets are computed using month-end balances. No tax-equivalent adjustments have been made as the Company did not invest in any tax exempt assets during the periods presented. The table also presents information for the periods indicated with respect to the differences between the average yield earned on interest-earning assets and average rate paid on interest-bearing liabilities, or “interest rate spread,” which banks have traditionally used as an indicator of profitability. Another indicator of profitability is “net interest margin,” which is its net interest income divided by the average balance of interest-earning assets.

	Year Ended September 30,
	2013			2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$324,810	$19,365	5.96%	$340,314	$20,929	6.15%	$376,951	$22,909	6.08%
Mortgage-backed securities	226,826	4,765	2.10	194,070	4,639	2.39	96,562	3,386	3.51
Investment securities and FHLB stock	7,000	235	3.36	6,787	373	5.50	12,137	413	3.40
Other interest-earning assets	36,029	73	.20	54,161	130	.24	98,168	227	.23

Total interest earning assets	594,665	24,438	4.11	595,332	26,071	4.38	583,818	26,935	4.61
Bank-owned life insurance	17,144			16,455			15,943
Noninterest-earning assets	27,487			28,426			25,060

Total assets	$639,296			$640,213			$624,821

Interest-bearing liabilities:
Deposits	$559,602	$4,709	.84%	$561,606	$6,333	1.13%	$546,446	$7,942	1.45%
Junior subordinated debentures	17,011	613	3.61	17,011	644	3.79	17,011	608	3.57
Other liabilities	1,267	—	—	1,469	—	—	936	—	—

Total interest-bearing liabilities	577,880	5,322	.92	580,086	6,977	1.20	564,393	8,550	1.51

Noninterest-bearing liabilities	5,827			6,163			3,673

Total liabilities	583,707			586,249			568,066
Stockholders’ equity	55,589			53,964			56,755

Total liabilities and stockholders’ equity	$639,296			$640,213			$624,821

Net interest income		$19,116			$19,094			$18,385

Interest rate spread			3.19%			3.18%			3.10%

Net interest margin (2)			3.21%			3.21%			3.15%

Ratio of average interest-earning assets to average interest-bearing liabilities			102.90%			102.63%			103.44%

(1)	Includes nonaccrual loans.
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	Year Ended September 30,
	2013 v. 2012				2012 v. 2011
	Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income:
Loans receivable	$(954)	$(647)	$37	$(1,564)	$(2,228)	$264	$(16)	$(1,980)
Mortgage-backed securities	783	(563)	(94)	126	3,423	(1,078)	(1,092)	1,253
Investment securities and FHLB stock	12	(145)	(5)	(138)	(182)	254	(112)	(40)
Other interest-earning assets	(43)	(22)	8	(57)	(101)	8	(4)	(97)

Total interest-earning assets	(202)	(1,377)	(54)	(1,633)	912	(552)	(1,224)	(864)
Interest expense:
Deposits	(23)	(1,629)	28	(1,624)	220	(1,749)	(80)	(1,609)
FHLB advances short-term	—	—	—	—	—	—	—	—
FHLB advances long-term	—	—	—	—	—	—	—	—
Subordinate debentures	—	(31)	—	(31)	—	36	—	36
Other liabilities	—	—	—	—	—	—	—	—

Total interest-bearing liabilities	(23)	(1,660)	28	(1,655)	220	(1,713)	(80)	(1,573)

Change in net interest income	$(179)	$283	$(82)	$22	$692	$1,161	$(1,144)	$709

Comparison of Financial Condition at September 30, 2013 and 2012

During the twelve months ended September 30, 2013, total assets decreased by $26.1 million, or 4.0%, from $645.1 million at September 30, 2012 to $619.0 million at September 30, 2013. Our cash and cash equivalents decreased $24.5 million, or 48.1% from $50.9 million at September 30, 2012 to $26.4 million at September 30, 2013, primarily due to a decrease in deposits as we used excess liquidity to fund deposit reductions which improved our interest rate margin. Mortgage-backed securities available for sale increased by $6.5 million, or 3.0%, from $213.6 million at September 30, 2012 to $220.1 million at September 30, 2013. The increase was primarily due to funds available from the declining loan portfolio. Net loans receivable decreased $10.7 million, or 3.2%, from $334.8 million at September 30, 2012 to $324.1 million at September 30, 2013. The decrease relates primarily to a decline in residential mortgages due to accelerated repayments and sales of new loan production. The Company has employed a strategy of selling newly originated long term fixed rate residential loans into the secondary loan market. Management’s portfolio lending strategy remains focused on commercial real estate, commercial business and home equity lending.

Deposits decreased by $22.6 million, or 4.0%, from $566.4 million at September 30, 2012 to $543.8 million at September 30, 2013.

Stockholders’ equity decreased by $5.3 million, or 9.7%, from $55.1 million at September 30, 2012 to $49.8 million at September 30, 2013. This change was due primarily to a decrease in accumulated other comprehensive income and repurchase of the stock warrants.

Asset Quality. At September 30, 2013, we had $17.3 million in nonperforming assets, consisting of $860,000 in single-family owner occupied residential loans, $3.0 million in single-family rental property loans, $1.5 million in commercial loans, $3.0 million in construction loans, $6.0 million in accruing TDR’s, and $2.9 million in other real estate owned. Included in the above-noted nonperforming loans are $7.2 million in total troubled debt restructurings, of which $7.1 million are not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of modified loan payments. At September 30, 2012, we had $21.5 million in nonperforming assets, consisting of $472,000 in single-family owner occupied residential loans, $2.1 million in single-family rental property loans, $3.0 million in commercial loans, $7.6 million in construction loans, and $1.7 million in other real estate owned. Included in the above-noted nonperforming loans are $9.3 million in troubled debt restructurings, of which $7.3 million were not delinquent. Reporting guidance requires disclosure of these loans as nonperforming even though they are current in terms of modified loan payments.

Our net charge-offs for the year ended September 30, 2013 were $966,000 compared to the year ended September 30, 2012 of $498,000. Our allowance for loan losses was $5.6 million at September 30, 2013 compared to $5.5 million at September 30, 2012.

Comparison of Operating Results for the Years Ended September 30, 2013 and 2012

Net Income. Net income was $1.8 million for the twelve months ended September 30, 2013 and September 30, 2012, respectively. Net income remained stable during the year ended September 2013 as compared to the same period in 2012, primarily due to a combination of offsetting fluctuations, including merger related expenses during fiscal year 2013 and OTTI charges during fiscal year 2012.

Net Interest Income. Net interest income increased by $22,000, or .12%, from $19.1 million for the twelve months ended September 30, 2012 to $19.1 million for the twelve months ended September 30, 2013. The increase in net interest income primarily was due to a declining cost of funds on the deposit portfolio and higher average balances on mortgage-backed securities. These increases were partially offset by a decrease in interest and fees on loans as the average balance of the loan portfolio continued to decline.

Interest Income. Interest income decreased by $1.6 million, or 6.3% from $26.1 million for the twelve months ended September 30, 2012 to $24.4 million for the twelve months ended September 30, 2013. Interest and fees on loans decreased by $1.6 million, or 7.5%, from $20.9 million for the twelve months ended September 30, 2012 to $19.4 million for the twelve months ended September 30, 2013. This was primarily due to lower average balances on loans as the portfolio continued to decline, and lower yields received. Average loans declined by $15.5 million during the twelve months ended September 30, 2013 as compared to the same period in 2012. The decline in loan interest was partially offset by an increase in interest on mortgage-backed securities of $126,000, or 2.7% from $4.6 million for the twelve months ended September 30, 2012 to $4.8 million for the twelve months ended September 30, 2013. This increase was primarily due to higher average balances on mortgage-backed securities. The average balance of mortgage-backed securities increased by $32.8 million, from $194.1 million during the twelve months ended September 30, 2012 to $226.8 million during the twelve months ended September 30, 2013. The Company continues to invest in securities to supplement the declining loan portfolio and deploy available excess liquidity.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $7.0 million for the twelve months ended September 30, 2012 to $5.3 million for the twelve months ended September 30, 2013, a decrease of $1.7 million or 23.7%. Interest on deposits decreased $1.6 million, or 25.6%, from $6.3 million for the twelve months ended September 30, 2012 to $4.7 million for the twelve months ended September 30, 2013. This decrease was primarily due to a 29 basis point decrease in the average cost of deposits, from 1.13% for the twelve months ended September 30, 2012 to .84% for the twelve months ended September 30, 2013.

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as reviews of impaired loans, existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. During the twelve months ended September 30, 2013 we established additional provisions for losses on loans of $1.1 million, as compared to a provision of $1.2 million for the twelve months ended September 30, 2012, resulting in a decline of $100,000, or 8.3%, during the fiscal year ended September 30, 2013 as compared with the prior fiscal year. The decline in provision for losses on loans was primarily due to a decrease in nonperforming assets during the period.

Loan charge-offs for the twelve months ended September 30, 2013 were $1.0 million compared to $571,000 for the twelve months ended September 30, 2012. Loan recoveries were $82,000 for the twelve months ended September 30, 2013 compared to $73,000 for the twelve months ended September 30, 2012. Specific reserves are charged off when properties are foreclosed upon and transferred to Foreclosed Real Estate. For additional information see “— Asset Quality.”

Other Income. Other income remained stable overall at $2.5 million for the twelve months ended September 30, 2013 and 2012. There were certain offsetting fluctuations that contributed to the stability of other income. Gain on sale of repossessed assets decreased by $485,000, or 106.6%, from $455,000 for the twelve months ended September 30, 2012, to a loss of $30,000 for the twelve months ended September 30, 2013. Fees on transaction accounts also decreased by $32,000, or 5.2%, from $612,000 for the twelve months ended September 30, 2012, to $580,000 for the twelve months ended September 30, 2013. Income from BOLI also decreased by $46,000, or 7.2% from $641,000 for the twelve months ended September 30, 2012 to $595,000 for the twelve months ended September 30, 2013 as returns on certain insurance investments declined slightly. These decreases were partially offset by an increase in gain on sale of property and equipment by $114,000, from a gain of $0 for the twelve months ended September 30, 2012 to a gain of $114,000 the twelve months ended September 30, 2013, due to the sale of the Hamilton branch office. Other-than-temporary impairment charges decreased by $370,000, or 100%, from $370,000 for the twelve months ended September 30, 2012 to $0 for the twelve months ended September 30, 2013. Miscellaneous income also increased by $48,000, or 4.8% from $1.0 million for the twelve months ended September 30, 2012 to $1.1 for the twelve months ended September 30, 2013 primarily, due to increased rental income received from leased real estate owned.

Non-interest Expenses. Total non-interest expenses decreased by $218,000, or 1.2%, from $17.6 million for the twelve months ended September 30, 2012 to $17.4 million for the twelve months ended September 30, 2013. This decrease was due primarily to decreases in salaries and related expenses, federal deposit insurance premiums, professional fees, provision for loss on premises held for sale, and other expenses. Salaries and related expenses decreased by $437,000, or 4.2% from $10.5 million for the twelve months ended September 30, 2012 to $10.0 million for the twelve months ended September 30, 2013. This decrease was primarily due to a moderate decline in retail staff levels. federal deposit insurance premiums decreased by $30,000, or 4.6% from $654,000 for the twelve months ended September 30, 2012 to $624,000 for the twelve months ended September 30, 2013 primarily due to a decline in the assessment base during the period. Professional fees decreased $187,000 or 36.6% from $511,000 for the twelve months ended September 30, 2012 to $324,000 for the twelve months ended September 30, 2013, primarily due to reduced legal fees. Provision for losses on premises held for sale decreased $150,000, or 100.0%, from $150,000 for the twelve months ended September 30, 2012 to $0 for the twelve months ended September 30, 2012. Other expenses decreased by $175,000, or 33.3% from $525,000 for the twelve months ended September 30, 2012 to $350,000 for the twelve months ended September 30, 2013. This decrease was primarily due to reduced costs associated with shareholder services and recoveries of previously reserved losses in connection with leasing products. These decreases in non-interest expenses were partially offset by costs associated with the upcoming merger, and increases in data processing expense and foreclosed and impaired loan expenses. Merger related expense was $579,000, for the twelve months ended September 30, 2013 compared to no merger related expense for the twelve months ended September 30, 2012. Data processing cost increased by $82,000, or 6.3% from $1.3 million for the twelve months ended September 30, 2012 to $1.4 million for the twelve months ended September 30, 2013. Foreclosure and impaired loan expenses increased by $94,000, or 22.6% from $416,000 for the twelve months ended September 30, 2012 to $510,000 for the twelve months ended September 30, 2013 due to increased activity related to property foreclosures.

Income Taxes. Our income tax expense was $1.3 million, or 42.1% of pretax income and $920,000,or 33.8% of pretax income for the twelve months ended September 30, 2013 and 2012, respectively. The increase in income taxes for the twelve months ended September 30, 2013 as compared to the same period in the prior year was primarily due to certain nondeductible merger related expenses during fiscal year 2013.

Liquidity and Capital Resources

At September 30, 2013, the Bank and the Company exceeded all regulatory minimum capital requirements. For information regarding the capital levels and corresponding regulatory requirements at September 30, 2013, see Note 15 of Notes to the Consolidated Financial Statements

The Company’s primary sources of funds are deposits and proceeds from maturing investment securities and mortgage-backed securities and principal and interest payments on loans. While maturities and scheduled amortization of mortgage-backed securities and loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

The primary investing activities of the Bank are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the years ended September 30, 2013 and 2012, the Bank had $76.8 million and $41.0 million, respectively, of loan originations. During the year ended September 30, 2013, the Company did not purchase any investment securities. During the years ended September 30, 2013 and 2012, the Company purchased mortgage-backed securities in the amounts of $105.8 million and $103.0 million, respectively. The primary financing activity of the Company is the attraction of savings deposits.

The Company has other sources of liquidity if there is a need for funds. The Bank had the ability to obtain advances from the Federal Home Loan Bank of Atlanta up to $77.1 million at September 30, 2013 and an available line of credit at Manufacturers and Traders Trust Company for $5.0 million. The Company also has the availability to borrow from the discount window at the Federal Reserve Bank.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At September 30, 2013, cash, interest-bearing deposits in other banks and federal funds sold totaled $8.1 million, $11.5 million and $6.9 million, respectively.

The Company anticipates that it will have sufficient funds available to meet its current commitments. Certificates of deposit which are scheduled to mature in less than one year at September 30, 2013 totaled $87.5 million. Based on past experience, management believes that a significant portion of such deposits will remain with the Bank. The Bank is a party to financial instruments with off-balance-sheet risk made in the normal course of business to meet the financing needs of its customers. These financial instruments are standby letters of credit, lines of credit and commitments to fund mortgage loans and involve to varying degrees elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of those instruments express the extent of involvement the Bank has in this class of financial instruments and represents the Bank’s exposure to credit loss from nonperformance by the other party. The Bank generally requires collateral or other security to support financial instruments with off-balance-sheet credit risk. At September 30, 2013, the Bank had commitments under standby letters of credit, lines of credit and commitments to originate mortgage loans of $480,000, $31.3 million and $549,000, respectively. See Note 3 of Notes to The Consolidated Financial Statements.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.92% at September 30, 2013. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I’s obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest. The Company used a portion of the net proceeds that it retained its 2008 public stock offering to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, in which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.27% at September 30, 2013. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II’s obligations under the preferred securities. The preferred securities are redeemable by BCSB at anytime at par, plus accrued interest.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $613,000 during the year ended September 30, 2013 and $644,000 during the year ended September 30, 2012.

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

On April 19, 2013, the Company repurchased the warrant to purchase 183,465 shares of the Company’s common stock at an exercise price of $8.83 per share. The warrant was exercisable at any time on or before March 23, 2018. The Company paid an aggregate price of $1,442,000 for the repurchase of the warrant, which has been cancelled. The purchase price was based on the fair market value of the warrant as agreed upon by the Company and the U.S. Treasury. The repurchase transaction resulted in a reduction in total Stockholders’ Equity of $1,442,000. As a result of the purchase of the warrant the Company has now completely exited the TARP Capital Purchase Program.

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

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30,
	2013	2012
	(In thousands)
Commitments to originate new loans	$549	$10,758
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	31,323	32,225
Commercial letters of credit	480	390

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

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2013:

	Payments Due by Period
	Less than 1 Year	1 –3 Years	4 –5 Years	Over 5 Years	Total
	(In thousands)
Time deposits	$87,351	$125,125	$41,002	$—	$253,478
Junior subordinated debenture	—	—	—	17,011	17,011
Lease obligations	1,156	2,539	2,668	11,253	17,616

Total contractual cash obligations	$88,507	$127,664	$43,670	$28,264	$288,105

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

Impact of New Accounting Standards

In March 2012, the FASB issued ASU No. 2012-11, “Disclosures About Offsetting Assets and Liabilities.” This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS. However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. ASU No. 2012-11 also requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU No. 2012-11 was effective for interim and annual reporting periods beginning on or after January 1, 2013. As the provisions of ASU No. 2012-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption had no impact on the Company’s Consolidated Financial Statements.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2013 based upon criteria set forth in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of September 30, 2013, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the twelve months ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The Company’s Board of Directors currently consists of nine members. The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year. Information regarding the Board of Directors is provided below. Unless otherwise stated, each individual has held his current occupation for the last five years. The age indicated for each individual is as of September 30, 2013. The indicated period of service as a director includes the period of service as a director of the Bank.

The following directors have terms ending in 2014:

Henry V. Kahl retired in August 2008. He previously served as an Assessor Supervisor with the State of Maryland Department of Assessments & Taxation in Baltimore, Maryland. Age 70. Director since 1989, Chairman of Board since 1997. Prior to his tenure as director, Mr. Kahl served as a director of the Perry Hall Building and Loan Association from 1980 to 1987.

Mr. Kahl’s experience as an Assessor Supervisor provides the Board with valuable expertise in local real estate matters and management. In addition, Mr. Kahl’s tenure as director and Chairman of the Board of the Bank offers the Board valuable insight regarding the Bank’s business.

Michael J. Klein is Vice President of Klein’s ShopRite of Maryland, a family owned chain of supermarkets, with locations throughout Harford and Baltimore Counties, Maryland. Mr. Klein is also Vice President and partner in several other family owned businesses including Forest Hill Lanes, Inc., Colgate Investments, LLP and Riverside Parkway, LTD. Age 58. Director since 2001.

Through his experiences as owner, executive officer and partner of various business interests within the Bank’s market area including Klein’s ShopRite of Maryland, Forest Hill Lanes, Colgate Investments, LLP. Mr. Klein brings substantial management experience in business operations, financial analysis, human resources, personnel/benefit programming, capital budgeting, advertising and marketing. In addition, Mr. Klein provides extensive experience in the areas of real estate acquisition and development, construction management, leasing, site selection and property management.

Richard J. Lashley is the co-founder and co-owner of PL Capital, LLC, an investment management and advisory firm specializing in the banking industry that has been in existence since 1995. PL Capital is the Company’s largest shareholder. Prior to forming PL Capital, Mr. Lashley held several high-ranking positions with KPMG Peat Marwick, the nation’s largest professional services firm serving banks and thrifts, including Managing Director in the Financial Services Corporate Finance Practice and Assistant to the Director of KPMG’s National Banking and Finance Practice. He has extensive experience working with the bank regulatory agencies, Securities and Exchange Commission, Financial Accounting Standards Board and American Institute of Certified Public Accountants (“AICPA”). Mr. Lashley previously served as Assistant to the Chairman of the AICPA Savings Institution Committee in Washington, D.C. Mr. Lashley is a Certified Public Accountant in New Jersey (status inactive), the former Chairman of the Oswego State University School of Business Capital Campaign and a former member of the Rutgers University Business School Finance Advisory Board. Mr Lashley also served as a director of State Bancorp, Inc. from 2009 to 2012. Age 55. Director since 2011.

Mr. Lashley’s extensive prior experience serving as a director of other community banks and thrifts provides a valuable perspective on operational issues and the industry in general.

Mr. Lashley was appointed to the Board of Directors of the Company on July 29, 2011 and nominated for election to serve a two-year term pursuant to a Standstill Agreement between the Company and Financial Edge Fund, L.P., Financial Edge—Strategic Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley (collectively, the “PL Capital Parties”). The PL Capital Parties agreed that, for so long as Mr. Lashley (or, in the event of the death, disability or resignation of Mr. Lashley, a substitute nominee of the PL Capital Parties) remains a director of the Company or the Bank, they and their affiliates or associates agreed to vote in accordance with the recommendation of the Company’s Board of Directors with respect to any shareholder proposal, vote for the Company’s nominees for director and agreed not to solicit proxies, make stockholder proposals or offer certain transactions to the Company’s shareholders.

The following directors have terms ending in 2015:

Joseph J. Bouffard was named President of BCSB Bancorp, Baltimore County Savings Bank and Baltimore County Savings Bank, M.H.C. effective November 27, 2006. Mr. Bouffard served as President and Chief Executive Officer of Patapsco Bancorp, Inc. and The Patapsco Bank until October 30, 2006. He joined The Patapsco Bank’s predecessor, Patapsco Federal Savings and Loan Association in April 1995 as its President and Chief Executive Officer and became President and Chief Executive Officer of Patapsco Bancorp, Inc. upon the formation of that company in 1996. Previously, Mr. Bouffard was Senior Vice President of the Bank of Baltimore, and its successor, First Fidelity Bank from 1990 to 1995. Prior to that, he was President of Municipal Savings Bank, FSB in Towson, Maryland. He is a current Board member of the Maryland Financial Bank and a former Board member of the Dundalk Community College Foundation and the Maryland Bankers Association. He is also a former chairman of the Board of Governors of the Maryland Mortgage Bankers Association, Treasurer of the Neighborhood Housing Services of Baltimore and a charter member and Treasurer of the Towson Towne Rotary Club. Age 63. Director since 2006.

Mr. Bouffard’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the Board valuable insight regarding the business and operation of the Company and the Bank. Mr. Bouffard’s knowledge of all aspects of the Company’s and Bank’s business, combined with his success and strategic vision, position him well to continue to serve as our President and CEO.

William J. Kappauf, Jr. Retired. Mr. Kappauf previously served as the Director of Cash Management of Baltimore Gas & Electric Company, Baltimore, Maryland. He is a certified public accountant (inactive status). Age 67. Director since 2002.

Mr. Kappauf has extensive management level experience in a large company setting outside of the financial services industry. Such management experience in a regulated industry has exposed Mr. Kappauf to many of the issues facing public companies today, particularly regulated entities, making Mr. Kappauf a valued component of a well-rounded board. As a certified public accountant Mr. Kappauf adds additional expertise in accounting matters.

Ernest A. Moretti retired in 2006 from Bradford Bank, Baltimore, Maryland, where he held the position of executive vice president and managed residential lending and business development. Prior to his tenure with Bradford Bank, Mr. Moretti served as president and chief executive officer of Wyman Park Federal Savings and Loan Association from 1989 to 2003. Mr. Moretti also served in senior leadership capacities over a span of 26 years at Yorkridge Calvert Savings and Loan, Augusta Building and Loan Association and First National Bank. He is a current Board member of the Maryland Financial Bank. Age 73. Director since 2007.

Mr. Moretti’s over 40 years in the local banking industry and involvement in business and civic organizations in the communities in which the Bank serves affords the Board valuable insight regarding the business and operation of the Bank. Mr. Moretti also provides the Board with valuable management level experience.

The following directors have terms ending in 2016:

H. Adrian Cox is an insurance agent with Rohe and Rohe Associates, Inc. in Baltimore, Maryland. Mr. Cox also is employed as a real estate agent with Century 21 Horizon Realty, Inc. in Baltimore, Maryland. Age 69. Director since 1987.

Mr. Cox’s experience offers the Board of Directors substantial small company management experience, specifically within the region in which the Company conducts its business. In addition, Mr. Cox’s tenure as director of the Bank, combined with his local real estate and insurance experience, offer the Board valuable insight regarding the Bank’s business.

William M. Loughran retired from his position of Executive Vice President in charge of lending operations of Baltimore County Savings Bank, BCSB Bancorp and Baltimore County Savings Bank, M.H.C. in November 2007. Mr. Loughran joined Baltimore County Savings Bank in 1973. Age 68. Director since 1991.

Through his affiliation with the Bank for over 38 years, Mr. Loughran brings in-depth knowledge and understanding of the Bank’s history and operation. Mr. Loughran also has an extensive background in commercial banking operational issues and executive management experience. In addition, as an active member of the community, Mr. Loughran maintains contact with and is in touch with the local consumer environment.

John J. Panzer, Jr. has been a self-employed builder of residential homes since 1971. Age 71. Director since 1991.

Mr. Panzer provides the Board with significant management, strategic and operational knowledge through his experience as owner of a real estate construction firm. Mr. Panzer’s background in residential construction also provides a valuable perspective on the local real estate market.

Below is information regarding the executive officers of the Company who are not also directors of the Company. Executive officers are elected annually by the Board of Directors and serve at the Board’s discretion. Unless otherwise stated, each executive officer has held his or her position for at least five years. The ages presented are as of September 30, 2013.

Executive Officers Who Are Not Directors

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

Anthony R. Cole joined BCSB Bancorp and Baltimore County Savings Bank as Executive Vice President and Chief Financial Officer effective September 4, 2007. Previously, Mr. Cole served as Senior Vice President and Chief Financial Officer of Bay Net a Community Bank in Bel Air, Maryland from January 2000 through March 2007. Age 52.

Daniel R. Wernecke was named Executive Vice President and Chief Lending Officer of Baltimore County Savings Bank effective November 21, 2007. Prior to being named Executive Vice President and Chief Lending Officer, he served as Senior Vice President of Baltimore County Savings Bank in charge of lending operations. Mr. Wernecke joined Baltimore County Savings Bank in 2002. Age 57.

David M. Meadows was named Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Executive Vice President of BCSB Bancorp and Chief Operating Officer of Baltimore County Savings Bank effective November 27, 2006. He served as President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank on an interim basis from July 24, 2006 through November 26, 2006. Previously, he was a Partner in the law firm of Moore, Carney, Ryan and Lattanzi, L.L.C. Age 57.

Bonnie M. Klein joined Baltimore County Savings Bank in 1975 and has served in various capacities of increasing responsibility since then. She was named Vice President and Treasurer of BCSB Bancorp and Baltimore County Savings Bank effective January 4, 1999 and Senior Vice President of BCSB Bancorp and Baltimore County Savings Bank effective January 1, 2005. She is a Certified Public Accountant. Age 58.

Corporate Governance

The Board of Directors has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee examines and approves the audit report prepared by our independent registered public accounting firm, reviews and recommends the independent registered public accounting firm to be engaged and reviews accounting, auditing, internal control structure and financial reporting matters. The Board of Directors has determined that two members of the Audit Committee, William J. Kappauf, Jr. and Richard J. Lashley, qualify as an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the Securities Exchange Commission. Directors Kappauf and Lashley are “independent,” as such term is defined in Item 7(d)(3)(iv)(A) of Schedule 14A under the Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in BCSB Bancorp common stock during the year ended September 30, 2013.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors, executive officers and employees meet high standards of ethical conduct. The code of ethics is posted on the Company’s website www.baltcosavings.com/about-bcsb/stockholders_relations.

The Code of Ethics and Business Conduct requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics and Business Conduct, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics and Business Conduct. As a mechanism to encourage compliance with the Code of Ethics and Business Conduct, the Company has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Ethics and Business Conduct also prohibits the Company from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Ethics and Business Conduct.

Item 11. Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and the next two most highly compensated executive officers of the Company whose total compensation for the year ended September 30, 2013 exceeded $100,000.

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)		NON-EQUITY INCENTIVE PLAN COMPENSATION ($)(1)	ALL OTHER COMPENSATION ($)(2)	TOTAL ($)
Joseph J. Bouffard President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank	2013 2012	$254,955 254,955	$	— —	$65,520 64,300	$320,284 295,068	$640,759 614,323
David M. Meadows Executive Vice President, General Counsel and Secretary of BCSB Bancorp and Baltimore County Savings Bank	2013 2012	179,248 179,252		— —	45,500 37,000	25,671 24,575	250,419 240,827
Anthony R. Cole Executive Vice President and Chief Financial Officer of BCSB Bancorp and Baltimore County Savings Bank	2013 2012	178,808 178,808		— —	145,500 44,600	115,742 90,135	440,050 313,543

(1)	Represents payments made for awards earned during fiscal 2013 under the Bank’s bonus policy which were paid in November 2013.
(2)	Details of the amounts reported in the “All Other Compensation” column are provided in the table below. The table excludes perquisites, which did not exceed $10,000 in the aggregate for any named executive officer:

Item	Joseph J. Bouffard	David M. Meadows	Anthony R. Cole
Market value as of the last business day of the year ended September 30, 2013 of allocations under the employee stock ownership plan	$4,069	$3,991	$4,069
Amounts accrued under survivor income plan	—	4,355	—
401(k) Plan matching contribution	3,784	2,664	2,664
Amounts accrued under defined benefit retirement plan	312,431	14,661	109,009
Total	$320,284	$25,671	$115,742

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards that have not vested as of September 30, 2013 for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Joseph J. Bouffard	10,528 10,528 21,571	— — 21,570	(2)	$11.61 28.44 10.29	01/08/2018 12/05/2016 11/01/2020	8,625	(3)	$210,450
David M. Meadows	832 4,474 8,407	— — 8,407	(2)	8.25 11.61 10.29	06/17/2019 01/08/2018 11/01/2020	3,452	(3)	84,229
Anthony R. Cole	832 873 5,264 9,993	— — — 9,392	(2)	8.25 11.61 17.95 10.29	06/17/2019 01/08/2018 09/19/2017 11/01/2020	3,452	(3)	84,229

(1)	Based upon the closing stock price for BCSB Bancorp common stock of $24.40 on September 30, 2013.
(2)	Stock options vest equally over the next two years beginning on November 1, 2013.
(3)	The remaining unvested Restricted stock awards vest equally over the next two years beginning November 1, 2013.

All shares and share prices for grants and awards made prior to April 10, 2008 have been adjusted to reflect the 0.5264 conversion ratio in the second step conversion of Baltimore County Savings Bank completed on April 10, 2008.

Executive Compensation Plans

Employment Agreement. On November 27, 2006, Baltimore County Savings Bank executed an employment agreement with Joseph J. Bouffard under which he serves as President and Chief Executive Officer of Baltimore County Savings Bank. The employment agreement provided for a three-year term and is subject to annual renewal by the Board of Directors and may be extended for an additional year so that the remaining term of the Agreement again becomes 36 months. The material terms of the employment agreement includes base salary, bonus or other incentive compensation and restricted stock awards and stock options at the discretion of the Board of Directors. The current salary and incentive compensation under Mr. Bouffard’s agreement is included in the Executive Compensation table and Outstanding Equity Awards table contained in this proxy statement. Also included in the Agreement:

•	Mr. Bouffard participates in any life insurance, medical insurance, dental insurance, pension, profit sharing, retirement and other benefit programs and arrangements that Baltimore County Savings Bank may sponsor or maintain for the benefit of senior management employees and its employees generally;

•	Mr. Bouffard will be eligible for certain other fringe benefits described in the employment agreement; and

•	Baltimore County Savings Bank may terminate Mr. Bouffard’s employment for cause, in which case Mr. Bouffard would have no right to receive compensation or other benefits for any period after termination, except for already vested benefits.

Under the terms of our employment agreement with Mr. Bouffard, upon involuntary termination of employment or voluntary termination under circumstances that constitute constructive termination, Mr. Bouffard will receive a lump sum salary continuation benefit equal to 36 months’ base salary.

Our employment agreement with Mr. Bouffard further provides that in the event of termination due to disability, Mr. Bouffard will be entitled to the compensation and benefits provided for under the agreement for (i) any period during the term of the agreement and prior to the establishment of Mr. Bouffard’s disability during which he is unable to work due to such disability, or (ii) any period of disability prior to Mr. Bouffard’s termination of employment due to disability; provided, however, that any benefits paid pursuant to our long-term disability plan will continue as provided in such plan

In addition, if, within one year after a change in control of BCSB Bancorp, Baltimore County Savings Bank terminates Mr. Bouffard’s employment without cause or Mr. Bouffard voluntarily terminates his employment, he will be entitled to receive a lump sum payment equal to 2.99 times his then-current annual base salary plus continued participation for up to three years in any benefit plans of Baltimore County Savings Bank that provide medical, dental and life insurance coverage upon terms no less favorable than the most favorable terms provided to senior executives. If such payments and benefits, either alone or together with other payments and benefits Mr. Bouffard has the right to receive from Baltimore County Savings Bank, would constitute an excess “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), such payments and benefits will be reduced or revised by the amount, if any, which is the minimum necessary to result in no portion of such payments and benefits being non-deductible to Baltimore County Savings Bank pursuant to Section 280G of the Code and subject to the excise tax imposed under Section 4999 of the Code.

Change-in-Control Severance Agreements. Baltimore County Savings Bank maintains change in control severance agreements with Messrs. Cole and Meadows and other senior officers of the Bank. The agreements have terms ending on the earlier of (a) January 1, 2015, or (b) the date on which the employee terminates employment with Baltimore County Savings Bank. The term of the severance agreements may be extended for additional one-year periods beyond the then effective expiration date upon a determination by the Board of Directors that the performance of these individuals has met the required performance standards and that such severance agreements should be extended. The employee becomes entitled to collect severance benefits under the severance agreement in the event within the period beginning 12 months before a change of control and ending 18 months after a change of control the employee (i) experiences a “change in duties,” as explained below, (ii) is involuntarily terminated for reasons other than “cause,” as defined in the agreement, death or disability, or resigns following a change in duties, or (iii) voluntarily terminates employment for any reason within the 30-day period beginning on the date of a change of control. Under the agreement, a change in duties is defined to include a significant adverse change in the status, title, position, responsibilities, or scope of the employee’s authority or duties, assignment to the employee of any duties or responsibilities which are inconsistent with his or her status, title, or position, a material reduction in the employee’s total compensation, a diminution in the employee’s eligibility to participate in compensation plans, a relocation of the employee’s principal place of employment by more than 30 miles, or a reasonable determination by the board of directors that, as a result of a change of control and change in circumstances thereafter, the employee is unable to exercise the authorities, powers, functions or duties attached to his or her position.

In the event an employee becomes entitled to receive severance benefits, the employee (i) will be paid an amount equal to 2.99 times the annualized cash compensation paid to the employee in the immediately preceding 12-month period (excluding board fees and bonuses), and (ii) will receive either cash in an amount equal to the cost to the employee of obtaining all health, life, disability and other benefits which the employee would have been eligible to participate in through the second annual anniversary date of his termination of employment or continued participation in such benefit plans through the second annual anniversary date of his termination of employment, to the extent the employee would continue to qualify for participation therein. Under the terms of the agreements, the employees will receive severance in a lump sum cash payment within 10 business days of their termination of employment following a change of control.

In the event that one of these employees prevails over Baltimore County Savings Bank in a legal dispute as to the severance agreement, he or she will be reimbursed for legal and other expenses. In connection with the conversion, the severance agreements have been amended and restated to make BCSB Bancorp a guarantor of Baltimore County Savings Bank’s obligations under the severance agreements and to limit the payments to the employees in the event payments under the severance agreements together with other change in control benefits may result in a “parachute payment” under 280G of the Code. See “—Employment Agreement” above for the definition of parachute payment.

Bonus Policy. The Bank has adopted a policy whereby employees with the title of Assistant Vice President or above, who meet or exceed their performance expectations, are eligible for consideration to receive an annual performance bonus. Excluded from the policy are certain categories of employees who receive commission based or separate incentive compensation as a part of their annual compensation package. The performance bonus is paid in cash following completion of the fiscal year based upon the attainment of specific financial goals and individual performance criteria established and approved by the Board of Directors, based upon the recommendation of the Compensation Committee. Employees who participate in the Company’s Deferred Compensation Plan shall be eligible to defer their bonus, or a portion thereof, in accordance with the requirements of that plan.

Under the policy, no bonus will be paid unless the Company achieves a specified level of core earnings, the Company and the Bank are not subject to formal regulatory action, the Company and the Bank have achieved certain regulatory safety and soundness and compliance ratings and the Bank has a satisfactory Community Reinvestment Act rating. Bonuses are based upon a percentage, not to exceed 50%, of the employee’s salary. At least 50% of any employee’s bonus is based upon the performance of the Company, and the balance may be based upon individual criteria established for each employee. Regardless of whether performance criteria are achieved, the Board of Directors has discretion in determining whether to award bonuses. Employees who are eligible to receive bonuses typically do not receive annual merit increases.

To the extent that any bonus or incentive compensation paid under the policy is the result of information based on materially inaccurate financial statements or performance metrics and the employee had engaged in providing inaccurate information relating to those financial statements or performance metrics, then the employee is required to return the bonus or incentive compensation to the Bank.

Supplemental Executive Retirement Plan. Baltimore County Savings Bank has entered into agreements with Mr. Meadows and other senior executive officers to provide supplemental retirement benefits. Mr. Meadows is entitled to his supplemental retirement benefit upon termination of employment (other than for cause) at or upon attaining age 65. If he terminates employment after attaining age 65, Baltimore County Savings Bank will pay Mr. Meadows an annual retirement benefit equal to 11.8% of his final compensation. For purposes of the agreement, final compensation equals Mr. Meadows highest three calendar year’s average cash compensation. The Bank will pay the annual retirement benefit monthly over a period of 180 months. If Mr. Meadows terminates employment before reaching 65 years of age, or is terminated by Baltimore County Savings Bank for any reason other than for cause, Baltimore County Savings Bank will pay Mr. Meadows a reduced annual benefit, based on amounts accrued for him prior to termination, commencing at age 65, over a 180-month period. Should Mr. Meadows die while employed by Baltimore County Savings Bank or after payments have begun, a designated beneficiary will receive the balance owed to him on the date of death in the same method and manner as if he were still alive.

In 2010, we adopted a supplemental executive retirement plan for the benefit of Messrs. Bouffard and Cole and certain other senior management of the Bank. Upon separation of service after reaching age 65, the plan provides participants with an annual defined benefit (payable in monthly installments for a period of 15 years) equal to 50% of the participant’s Final Pay. “Final Pay” is defined as a participant’s average rate of annual base salary for the three (3) calendar years ending prior to the effective date of the participant’s termination of employment that results in the highest average rate of annual base salary. If a participant terminates service prior to age 65, the participant will receive the “accrual balance,” which is the amount accrued by the Bank with respect to the Bank’s obligation to the participant under the plan. Upon a participant’s separation from service after age 55 but prior to age 65 and with at least eight years of participation in the plan, the Bank will pay a participant the equivalent of the normal retirement benefit reduced by 2% for each year between the participant’s age at the time of his early retirement and age 65. The Bank will pay the annual benefit in monthly installments for 15 years beginning on the first business day of the first calendar quarter following the participant’s separation from service. In the event a change in control, participants who have not attained age 65 and have not terminated service with the Bank will receive a lump sum plan benefit that is the actuarially equivalent of the benefit the participant would have received if he or she terminated service with the Bank after reaching age 65. In the event a participant is terminated for cause, the participant will forfeit all benefits accrued under the plan.

A plan participant who terminates service with the Bank due to a disability prior to attaining age 65 will receive a plan benefit equal to the liability that should be accrued by the Bank to reflect the Bank’s obligations to the participant, without regard to whether such amount is actually accrued as of a participant’s separation of service, less any amount covered by a separate disability insurance policy (excluding any short-term or long-term disability program sponsored by the Bank) not to exceed an amount equal to the actuarial equivalent lump sum of the product of the participant’s benefit percentage multiplied by his or her Final Pay paid for fifteen (15) years. The disability benefit under the plan is payable in a single lump sum payment on the first business day of the first calendar quarter beginning after the later of the date the benefit from the disability policy is received or the date of disability if not insured. If a participant dies before a separation from service, at the participant’s death the participant’s beneficiary will be entitled to the participant’s accrual balance in the plan, less the benefit described in an endorsement split dollar agreement entered into with the participant. If a participant is not a party to an endorsement split dollar agreement at the time of his or her death, the Bank will, as soon as practicable following his/her death, pay the participant’s beneficiary a lump sum amount equal to the participant’s accrual balance. If a participant dies after a separation from service, but prior to the time all payments have been made under the plan, the remaining payments shall be made in an actuarial equivalent lump sum payment.

Survivor Income Plan. Baltimore County Savings Bank maintains a survivor income plan for the benefit of certain officers. Named executive officer Meadows and other senior executive officers of the Bank participate in the survivor income plan. The survivor income plan provides a benefit to survivors upon the death of the participant provided the participant is employed by Baltimore County Savings Bank and has been employed by Baltimore County Savings Bank for ten years at the time of death or terminates employment for any reason other than cause after attaining age 55 with ten years of service. Under this plan, upon his death, the beneficiaries of Mr. Meadows would receive a death benefit of $250,000, payable in a lump sum within 90 days following death.

Director Compensation

The following table provides the compensation received by individuals who served as non-employee directors of the Company during the 2013 fiscal year. No tax-qualified or retirement-qualified compensation was provided to directors in fiscal 2013:

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Henry V. Kahl	$35,719	—	$35,719
John J. Panzer, Jr.	25,700	—	25,700
Ernest A. Moretti	28,800	—	28,800
H. Adrian Cox	26,000	—	26,000
Michael J. Klein	28,300	—	28,300
William J. Kappauf, Jr.	28,500	—	28,500
Richard J. Lashley	26,800	—	26,800
William M. Loughran	27,400	—	27,400

(1)	Includes contributions under our deferred compensation plan and cash distributions.
(2)	At September 30, 2013, Directors Kahl, Panzer, Moretti, Cox, Klein, Kappauf, Loughran and Lashley had outstanding options to acquire 7,669, 7,669, 8,721, 7,669, 7,669, 7,669, 7,669 and 3,625 shares, respectively, of the Company’s common stock.

Cash Retainers and Meeting Fees. The following table sets forth the applicable retainers and fees that were paid to our directors for their service on our Board of Directors during fiscal 2013.

Monthly retainer	$1,000
Fee for attendance at regular Board meetings	400
Fee for attendance at special Board meetings	400
Fee for attendance at committee meetings	200
Fee for committee chairman attendance at committee meetings:
Audit and Compensation Committees	700
All other committees	300
Monthly retainer for Chairman of the Board	1,417

Deferred Compensation Plan. Baltimore County Savings Bank maintains a deferred compensation plan. The Deferred Compensation Plan provides members of the Board of Directors and selected executives with the ability to defer a portion of their compensation. The plan preserves a stock component of the prior plan. Prior to each plan year, each non-employee director may elect to defer receipt of all or part of his future fees (including retainers). On each September 30th, each director participant who has between three and 12 years of service as a director will have his account credited with $6,222. No director may receive credit for more than 12 years of service. A director participant who, after July 1, 1995, completes three years of service as a director, will have his account credited with $24,000 on the September 30th following his completion of three years of service. At the election of the participant, distributions may be made in a lump sum or installments.

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

Director Retirement Benefits. Baltimore County Savings Bank has entered in agreements with its non-employee directors, except Mr. Moretti, Mr. Loughran and Mr. Lashley, to provide them with supplemental retirement benefits. Under the agreements, each director becomes entitled to an annual retirement benefit equal to $9,000, payable monthly for 15 years, if he terminates service after attaining age 70. If the director terminates service prior to age 70 (including by reason of death), Baltimore County Savings Bank will pay him, or his beneficiaries in the case of death, a reduced annual benefit over 15 years, commencing at age 70.

Stock Benefit Plans. Directors are also eligible to receive equity-based awards under the Company’s stock option plan, management recognition plan and 2009 Equity Incentive Plan. During the year ended September 30, 2013, no awards were made to directors under such plans.

Reimbursement for Tax Advice. Baltimore County Savings Bank’s Board of Directors has also adopted a policy to reimburse designated directors and officers for expenses they incur in connection with professional tax, estate planning or financial advice they obtain related to the benefits they receive under the stock and non-stock related benefit plans of Baltimore County Savings Bank and BCSB Bancorp. Reimbursements are limited to $1,000 for each eligible individual during any fiscal year, with a one-time allowance not to exceed $5,000 for estate planning expenses. The level of annual reimbursements may be increased to $2,000 on a one-time basis in the event of a change in control of BCSB Bancorp. None of the directors received such a reimbursement during the year ended September 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b) The following table provides information as of December 6, 2013, about the persons known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding shares of common stock, by each of the Company’s directors and by the non-director executive officers of the Company named in the Summary Compensation table set forth in “Item 11—Executive Compensation,” and by all directors and executive officers as a group. All directors and executive officers of the Company have the Company’s address.

	Shares of Common Stock Beneficially Owned(1)		Percent of Class(2)
Persons Owning Greater than 5%:
BCSB Bancorp, Inc. Employee Stock Ownership Plan 4111 E. Joppa Road, Suite 300 Baltimore, Maryland 21239	176,151	(3)	5.5%
Financial Edge Fund, L.P. Financial Edge-Strategic Fund, L.P. PL Capital, LLC PL Capital Advisors, LLC Goodbody/PL Capital, L.P. Goodbody/PL Capital, LLC John W. Palmer Richard J. Lashley 20 East Jefferson Avenue, Suite 22 Naperville, Illinois 60540	314,298	(3)	9.9
Castine Capital Management, LLC Paul Magidson One International Place, Suite 2401 Boston, Massachusetts 02110	163,035	(4)	5.1
ODS Capital, LLC Hilary L. Shane 78 Lighthouse Drive Jupiter, Florida 33469	174,299	(5)	5.5
Brown Trout Management, LLC Chicago Capital Management, LP Steven R. Gerbel 311 South Wacker Drive, Suite 4375 Chicago, Illinois 60606	209,127	(6)	6.6
Directors:
Joseph J. Bouffard	97,463	(7)	3.0
H. Adrian Cox	14,759		*
Henry V. Kahl	13,940		*
William J. Kappauf, Jr.	10,424		*
Michael J. Klein	36,002		1.1
Richard J. Lashley	314,298	(3)	9.9
William M Loughran	26,664		*
Ernest A. Moretti	14,213		*
John J. Panzer, Jr.	23,435		*
Named Executive Officers:
Anthony R. Cole	40,843		1.3
David M. Meadows	33,161		1.0
All directors and executive officers of as a group (13 persons)	674,445		20.2

*	Less than 1% of outstanding common stock.
(1)

In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of BCSB Bancorp’s common stock if he or she has or shares voting or investment power with respect to such common stock. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct, and the named individuals and group exercise sole voting and investment power over the shares of the common stock. The listed amounts include 5,751, 5,751, 5,751, 5,751, 5,751, 5,751, 6,803, 906, 53,412, 21,058, 17,917, 4,488, 18,222 and 157,312 shares that Directors Cox, Kahl, Loughran, Panzer, Klein, Kappauf, Moretti, Lashley, Bouffard, Named Executive Officers Cole and Meadows, other executive officers Bonnie M. Klein and Daniel R. Wernecke and all directors and executive officers of BCSB Bancorp as a group, respectively, have the right to acquire upon the exercise of options exercisable within 60 days of December 6, 2013. The listed amounts shown exclude shares held for the benefit of directors under the deferred compensation plan trust. The shares held in the deferred compensation plan trust are held for the benefit of directors in the following amounts: Mr. Cox, 7,597 shares; Mr. Kahl, 7,682 shares; Mr. Loughran, 4,715 shares; Mr. Panzer, 23,307 shares; Mr. Klein, 2,949 shares; Mr. Kappauf, 4,416 shares; and Mr. Moretti, 3,811 shares. Such directors bear the economic risk associated with such shares. The listed amounts do not include (i) 57,130 shares under the Baltimore County Savings Bank Deferred Compensation Plan with respect to which Directors Kahl, Cox and Kappauf, by virtue of their positions as trustees of the trust holding such shares, share voting power over the shares held by the deferred compensation plan and share dispositive power over the shares held by the deferred compensation plan trust; (ii) 16,932 shares as to which Directors Kahl, Cox, Kappauf and Klein share dispositive power by virtue of their positions as four of the nine directors of Baltimore County Savings Bank Foundation, Inc. (the “Foundation”); and (iii) 40,007 shares with respect to which Directors Cox, Kahl and Panzer, by virtue of their positions as trustees of the management recognition plan trust, share voting and dispositive power over the shares held by the management recognition plan trust. In their individual capacity, such individuals disclaim beneficial ownership of shares held by the deferred compensation plan, the management recognition trust and the Foundation. ESOP shares are held in a suspense account for future allocation among participants as the loan used to purchase the shares is repaid. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions, and unallocated shares are voted in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees’ best judgment. As of December 6, 2013, 94,684 shares had been allocated. Shares held by the deferred compensation plan trust are voted in the same proportion as the ESOP trustee votes the shares held in the ESOP trust. The shares held by the management recognition plan trust are voted in the same proportion as the shares held by the ESOP trust. Shares held by the Foundation are voted in the same ratio as all other shares of common stock are voted. The listed amounts include 1,592, 1,331, 4,068, 3,853 and 2,444 shares held under the ESOP for the accounts of named executive officers Bouffard, Cole and Meadows and other executive officers Bonnie M. Klein and Daniel R. Wernecke, respectively. The listed amounts also include 767, 767, 767, 767, 767, 767, 767, 1,406, 4,314, 1,725, 1,725, 734 and 1,725 shares of unvested restricted stock over which Directors Cox, Kahl, Loughran, Panzer, Klein, Kappauf, Moretti, Lashley and Bouffard, named executive officers Cole and Meadows and other executive officers Bonnie M. Klein and Daniel R. Wernecke, respectively, have voting power but no dispositive power. Amount also includes shares held in the 401(k) Plan accounts of executive officers Meadows, Bonnie M. Klein and Daniel R. Wernecke of 2,531, 2,933 and 1,637 shares, respectively.
(2)	Based on a total of 3,186,116 shares of common stock outstanding as of December 6, 2013.
(3)	The information set forth in this footnote is based solely on a review of the Schedule 13D, as amended, filed with the SEC on June 20, 2013, which indicates beneficial ownership of: 176,521 and 71,766 shares by Financial Edge Fund, L.P. and Financial Edge-Strategic Fund, L.P., respectively, whose general partner is PL Capital, LLC of which Messrs. Palmer and Lashley are the managing members and share voting and dispositive power with Financial Edge Fund and Financial Edge-Strategic Fund over such shares: 64,585 shares held by Goodbody/PL Capital, L.P. whose general partner is Goodbody/PL Capital, LLC of which

Messrs. Palmer and Lashley are the managing members and share voting and dispositive power with Goodbody/PL Capital, LLC over such shares; and 520 shares beneficially owned by Mr. Lashley in his individual capacity, over which he has sole voting and dispositive power. Mr. Palmer and Mr. Lashley are also the managing members of PL Capital Advisors, LLC, the investment advisor to Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P. and Goodbody/PL Capital, L.P. This amount also includes 906 shares underlying stock options beneficially owned individually by Mr. Lashley that are currently exercisable.
(4)	The information set forth in this footnote is based solely on a review of the Schedule 13G, as amended, filed with the SEC on February 10, 2012, which indicates beneficial ownership of 163,035 shares by Castine Capital Management, LLC of which Paul Magidson is the managing member. Mr. Magidson shares voting and dispositive power with Castine Capital Management, LLC over the 163,035 shares.
(5)	The information set forth in this footnote is based solely on a review of the Schedule 13G filed with the SEC on July 2, 2013, which indicates beneficial ownership of 172,870 shares by ODS Capital LLC, of which Hilary L. Shane is the managing member and who shares voting and dispositive power with ODS Capital LLC; and 1,429 shares held directly by The Hilary L. Shane Revocable Trust FBO Hilary L. Shane of which Ms. Shane is trustee and a beneficiary and over such shares Ms. Shane shares voting and dispositive power.
(6)	The information set forth in this footnote is based solely on a review of the Schedule 13G filed with the SEC on June 27, 2013, which indicates beneficial ownership of 209,127 shares by Brown Trout Management, LLC (“BTM”), which is controlled by Steven R. Gerbel, its managing member. BTM is the general partner and investment manager of Chicago Capital Management, LP (“CCM”) and also manages two Separate Accounts for unrelated entities on a discretionary basis. CCM and the Separate Accounts are the record holders of the 209,127 shares. Each of CCM, BTM and Mr. Gerbel share voting and dispositive power over all of these shares and each may be deemed the beneficial owner of such shares.
(7)	Includes 100 shares held by Mr. Bouffard’s wife and 200 shares held as a custodian for his two grandchildren.

(c) Changes in Control. Other than the previously described Merger Agreement, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2013.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	239,875	$11.50	—
Equity compensation plans not approved by security holders	—	—	—

Total	239,875	$11.50	—

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

The aggregate amount of loans by us to executive officers and directors was $259,000 at September 30, 2013, or approximately .52% of stockholders’ equity. These loans were performing according to their original terms at September 30, 2013. All loans made by Baltimore County Savings Bank to its directors and executive officers and members of their immediate families were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons not related to Baltimore County Savings Bank, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Approval of Related-Party Transactions. Under the Audit Committee Charter, it is the responsibility of the Audit Committee to review all related party transactions, i.e., transactions required to be disclosed under Securities and Exchange Commission Regulation S-K, Item 404, for potential conflict of interest situations on an ongoing basis and to determine whether to approve such transactions. Our Code of Ethics and Business Conduct also provides that all executive officers and directors must disclose any private interest that presents the possibility of conflicts of interest with BCSB Bancorp or Baltimore County Savings Bank.

Director Independence

The Company’s Board of Directors consists of nine members, all of whom are independent under the current listing requirements of the Nasdaq Stock Market, except for Joseph J. Bouffard, who is not independent because he serves as the President and Chief Executive Officer of BCSB Bancorp and Baltimore County Savings Bank. In concluding that Director Michael J. Klein is an independent director, the Board considered the fact that Mr. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that Baltimore County Savings Bank leases for a branch office site. Baltimore County Savings Bank paid $74,000 in rent to Colgate Investments, LLC during the year ended September 30, 2013. The remaining 80% of Colgate Investments, LLC is owned by Mr. Klein’s immediate family members. The Board of Directors also considered the fact that Mr. Klein has a one-third ownership interest in Lot 17 Newport Drive, LLC, that owns real property that Baltimore County Savings Bank will lease for its Bel Air branch office site beginning in May 2013. Baltimore County Savings Bank will pay $32,000 in rent to Lot 17 Newport Drive, LLC for fiscal 2013 and $75,000 annually thereafter.

In determining the independence of its directors, the Board considered transactions, relationships and arrangements between BCSB Bancorp, Baltimore County Savings Bank and their directors that were not required to be disclosed in “Item 13 — Certain Relationships and Related Transactions,” including loans made by the Bank to its executive officers and directors.

Item 14. Principal Accountant Fees and Services

Audit Fees. The following table sets forth the fees billed to the Company for the fiscal years ended September 30, 2013 and 2012 by Stegman & Company:

	2013	2012
Audit fees (1)	$110,651	$106,975
Audit-related fees	—	—
Tax fees (2)	14,615	14,450
All other fees	3,860	—

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements and review of financial statements included in the Company’s quarterly reports on Form 10-Q and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	Tax services fees consist of fees for compliance tax services, including tax planning and advice and preparation of tax returns.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants. The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation. During the year ended September 30, 2013, all services were approved in advance by the Audit Committee in compliance with these procedures.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements appear beginning on page F-1 in this annual report on form 10K):

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2013 and 2012

Consolidated Statements of Operations for the Years Ended September 30, 2013 and 2012

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended September 30, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended September 30, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended September 30, 2013 and 2012

Notes to Consolidated Financial Statements

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

2.1	Agreement and Plan of Merger between F.N.B. Corporation and BCSB Bancorp, Inc., dated as of June 13, 2013 (1)

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (2)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (3)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (2)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (4)

4.3	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (5)

4.4	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (Exhibit A to Exhibit 4.5) (5)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated September 30, 2003 (5)

4.6	Form of Junior Subordinated Debt Securities (Exhibit A to Exhibit 4.6) (5)

10.1	Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (2)

10.2	Amendment to Employment Agreement by and between Baltimore County Savings Bank, F.S.B. and Joseph J. Bouffard + (6)

10.3	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (2)

10.4	Amended and Restated Change in Control Severance Agreement by and between Baltimore County Savings Bank, F.S.B. and David M. Meadows+ (2)

10.5	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (2)

10.6	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B., BCSB Bancorp, Inc. and Anthony R. Cole + (6)

10.7	Amended and Restated Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and Daniel R. Wernecke + (2)

10.8	Amendment to Change in Control Severance Agreement between Baltimore County Savings Bank, F.S.B. and each of David M. Meadows, Bonnie M. Klein and Daniel R. Wernecke + (6)

10.9	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and Bonnie M. Klein + (2)

10.10	Supplemental Executive Retirement Agreement by Baltimore County Savings Bank, F.S.B. and David M. Meadows + (2)

10.11	Baltimore County Savings Bank, F.S.B. Amended and Restated Deferred Compensation Plan + (2)

10.12	BCSB Bancorp, Inc. Management Recognition Plan and Trust + (2)

10.13	BCSB Bancorp, Inc. 1999 Stock Option Plan + (1)

10.14	BCSB Bancorp, Inc. 2009 Equity Incentive Plan + (7)

10.15	Baltimore County Savings Bank, F.S.B. Supplemental Director Retirement Agreement + (2)

10.16	Baltimore County Savings Bank, F.S.B. Survivor Income Plan + (2)

10.17	Baltimore County Savings Bank F.S.B. Supplemental Executive Retirement Plan as amended and restated+

10.18	Trust Preferred Securities Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A. dated June 30, 2002 (5)

10.19	Guarantee Agreement by and between BCSB Bankcorp, Inc. and Wells Fargo, N.A,. dated September 30, 2004 (5)

10.20	Standstill Agreement, dated July 29, 2011, between BCSB Bancorp, Inc. and Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., Goodbody/PL Capital, L.P., PL Capital, LLC, PL Capital Advisors, LLC, Goodbody/PL Capital, LLC, John W. Palmer and Richard J. Lashley (8)

10.21	Amendment to Supplemental Executive Retirement Plan between Baltimore County Savings Bank and each of Joseph J. Bouffard, Anthony R. Cole and Daniel R. Wernecke (9)

10.22	Credit Agreement, dated January 18, 2011 by and between BCSB Bancorp, Inc. and Manufacturers and Traders Trust Company (10)

14	Code of Ethics (6)

21	Subsidiaries of the Registrant

23.1	Consent of Stegman & Company

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101	The following materials from the Company’s Annual Report on Form 10-K for the Year Ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive (Loss) Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

+	Management contract or compensatory agreement or arrangement.
(1)	Incorporated herein by reference form the Company’s Current Report on Form 8-K filed on June 19, 2013 (File No.0-53163)
(2)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(4)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(5)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).
(6)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2008 (File No. 0-53163).
(7)	Incorporated herein by reference to the Company’s definitive proxy statement for the 2009 annual meeting of shareholders filed with the SEC on April 10, 2009 (File No. 0-53163).
(7)	Incorporated herein by reference from the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 (File No. 0-53163).
(8)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on August 3, 2011 (File No. 0-53163).
(9)	Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 0-53163).
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011 (File No. 0-53163).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

BCSB Bancorp, Inc.

Baltimore, Maryland

We have audited the consolidated statements of financial condition of BCSB Bancorp, Inc. and Subsidiaries (the “Company”) as of September 30, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the two year period ended September 30, 2013. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the years in the two year period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Baltimore, Maryland

December 23, 2013

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2013	2012
	(dollars in thousands except per share data)
Assets
Cash	$8,073	$8,389
Interest bearing deposits in other banks	11,534	11,501
Federal funds sold	6,847	31,034

Cash and cash equivalents	26,454	50,924
Investment securities, available for sale	4,754	4,628
Loans held for sale	—	806
Loans receivable, net of allowances of $5,604 and $5,470	324,136	334,810
Mortgage backed securities, available for sale	220,050	213,563
Foreclosed real estate	2,861	1,674
Premises and equipment, net	9,908	10,080
Premises and equipment, net, held for sale	—	208
Federal Home Loan Bank of Atlanta stock, at cost	771	959
Federal Reserve Bank stock, at cost	1,394	1,381
Bank owned life insurance	17,473	16,869
Accrued interest and other assets	11,240	9,197

Total assets	$619,041	$645,099

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$38,462	$35,264
Interest-bearing	505,307	531,092

Total deposits	543,769	566,356
Junior subordinated debentures	17,011	17,011
Other liabilities	8,461	6,593

Total liabilities	569,241	589,960

Commitments and contingencies (Notes 3, 4, 5, 7, 8, 9, 10, 11, 12 ,13,14,15,16, and 17)
Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,190,430 and 3,188,665 shares issued and outstanding at September 30, 2013 and September 30, 2012, respectively)	32	32
Stock warrants	—	481
Additional paid-in capital	39,320	39,880
Obligation under rabbi trust	994	1,013
Retained earnings	15,861	14,041
Accumulated other comprehensive (loss) income, net of related deferred tax effect	(4,686)	1,511
Employee stock ownership plan	(774)	(855)
Stock held by rabbi trust	(947)	(964)

Total stockholders’ equity	49,800	55,139

Total liabilities and stockholders’ equity	$619,041	$645,099

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended September 30,
	2013	2012
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$19,365	$20,929
Interest on mortgage backed securities	4,765	4,639
Interest and dividends on investment securities	235	373
Other interest income	73	130

Total interest income	24,438	26,071
Interest Expense
Interest on deposits	4,709	6,333
Other interest expense- debentures	613	644

Total interest expense	5,322	6,977

Net interest income	19,116	19,094
Provision for losses on loans	1,100	1,200

Net interest income after provision for losses on loans	18,016	17,894

Other Income
Total other-than-temporary impairment charges	—	(347)
Less: Portion included in other comprehensive income (pre-tax)	—	(23)

Net other-than-temporary impairment charges on securities available for sale	—	(370)
(Loss) gain on sale of foreclosed real estate and repossessed assets	(30)	455
Gain (loss) on sale of mortgage-backed securities	69	(6)
Gain on sale of premises and equipment	114	—
Mortgage banking operations	153	108
Fees on transaction accounts	580	612
Income from bank owned life insurance	595	641
Miscellaneous income	1,052	1,010

Total other income	2,533	2,450

Non-Interest Expenses
Salaries and related expense	10,079	10,516
Occupancy expense	2,380	2,359
Data processing expense	1,394	1,312
Federal deposit insurance premiums	624	654
Property and equipment expense	542	552
Professional fees	324	511
Advertising	328	318
Telephone, postage and office supplies	296	311
Provision for loss on premises held for sale	—	150
Foreclosure and impaired loan expenses	510	416
Merger related expense	579	—
Other expenses	350	525

Total non-interest expenses	17,406	17,624

Income before income tax expense	3,143	2,720
Income tax expense	1,323	920

Net income	$1,820	$1,800

Per Share Data:
Basic earnings per common share	$0.58	$0.58

Diluted earnings per common share	$0.56	0.56

Dividends per common share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Years Ended September 30,
	2013	2012
	( in thousands)
Net income	$1,820	$1,800
Other comprehensive income net of tax:
Unrealized net holding gains (loss) on
Available-for-sale portfolios, net of tax of $(4,103) and $604, respectively	(6,155)	934
Plus reclassification adjustment for (gains) losses net of taxes $(27) and $2, respectively	(42)	(6)

Comprehensive (loss) income	$(4,377)	$2,728

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2013 AND 2012

	Common Stock	Stock Warrants	Additional Paid-In Capital	Obligation Under Rabbi Trust	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Employee Stock Ownership Plan	Stock Held By Rabbi Trust	Total Stockholders’ Equity
	(dollars in thousands except per share data)
Balance – September 30, 2011	$32	$481	$39,510	$1,014	$12,241	$583	$(937)	$(965)	$51,959
Compensation under stock based benefit plans	—	—	410	—	—	—	82	—	492
Repurchase of Common Stock			(40)						(40)
Acquisition of stock for rabbi trust				53				(53)	—
Distribution of stock for rabbi trust	—	—		(54)	—	—	—	54	—
Net income for the year ended September 30, 2012	—	—		—	1,800	—	—	—	1,800
Net change in unrealized gain (loss) on investment securities and mortgage backed securities, net of tax of $604	—	—		—	—	928	—	—	928

Balance – September 30, 2012	32	481	39,880	1,013	14,041	1,511	(855)	(964)	55,139
Compensation under stock based benefit plans	—	—	464	—	—	—	81	—	545
Redemption of stock warrants	—	(481)	(961)	—	—	—	—	—	(1,442)
Acquisition of stock for rabbi trust				9	—			(11)	(2)
Distribution of stock for rabbi trust	—	—		(28)	—	—	—	28	—
Repurchase of Common Stock			(70)						(70)
Stock options exercised			7						7
Net income for the year ended September 30, 2013	—	—		—	1,820	—	—	—	1,820
Net change in unrealized gain (loss) on investment securities and mortgage backed securities, net of tax of $4,103	—	—		—	—	(6,197)	—	—	(6,197)

Balance – September 30, 2013	$32	$—	$39,320	$994	$15,861	$(4,686)	$(774)	$(947)	$49,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended September 30,
	2013	2012
	(dollars in thousands)
Operating Activities
Net income	$1,820	$1,800
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sale of mortgage-backed securities	(69)	6
Other-than-temporary impairment charges on securities available for sale	—	370
Accretion of deferred loan fees, net	(302)	(245)
Non-cash compensation under stock-based benefit plan	545	492
Provision for losses on loans	1,100	1,200
Amortization of purchase premiums and discounts, net	592	797
Provision for depreciation	750	729
Provision for loss on premises held for sale	—	150
Loss (gain) on sale of foreclosed real estate and repossessed assets	30	(455)
Gain on sale of property and equipment	(114)	—
Increase in cash surrender value of bank owned life insurance	(595)	(641)
Decrease in accrued interest and other assets	1,983	2,009
Gain on sale of loans	(127)	(138)
Loans originated for sale	(9,853)	(11,067)
Proceeds from loans sold	10,786	10,399
Increase in other liabilities	1,920	794
Decrease in obligation under Rabbi Trust	(16)	—

Net cash provided by operating activities	8,466	6,200

Cash Flows from Investing Activities
Proceeds from maturities of investment securities – available for sale	—	2,000
Net decrease in loans	6,995	27,852
Proceeds from sale of foreclosed real estate and repossessed assets	1,444	3,006
Proceeds from sale of mortgage-backed securities-available for sale	42,717	1,225
Purchase of mortgage backed securities – available for sale	(105,822)	(103,022)
Principal collected on mortgage backed securities	45,957	39,775
Investment in premises and equipment	(556)	(1,234)
Proceeds from sale of property and equipment	300	—
Redemption of Federal Home Loan Bank of Atlanta stock	187	165
Purchase of Federal Reserve Bank Stock	(12)	(1,433)
Redemption of Federal Reserve Bank Stock	—	52

Net cash used by investing activities	(8,790)	(31,614)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For Years Ended September 30,
	2013	2012
	(dollars in thousands)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	$(22,587)	$16,342
Net decrease in advances by borrowers for taxes and insurance	(54)	(72)
Proceeds from stock options exercised	7	—
Repurchase of common stock	(70)	(40)
Repurchase of TARP warrant	(1,442)	—

Net cash provided by financing activities	(24,146)	16,230

Decrease in cash and cash equivalents	(24,470)	(9,184)
Cash and cash equivalents at beginning of period	50,924	60,108

Cash and cash equivalents at end of period	$26,454	$50,924

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$4,705	$6,950

Income taxes	$487	$200

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to real estate owned	$2,737	$1,226

Transfer from real estate owned to loans	$76	$650

Transfer from premises and equipment to premises and equipment held for sale	$—	$208

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

Investments Securities and Mortgage Backed Securities – We designate securities into one of three categories at the time of purchase. Debt securities that we have the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt and equity securities are classified as trading securities if bought and held principally for the purpose of selling them in the near term. Trading securities are reported at the estimated fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held to maturity and debt and equity securities not classified as trading securities are considered available for sale and are reported at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of tax effects, in accumulated other comprehensive income.

Estimated fair value is determined based on bid prices received from third party pricing services. Gains or losses on the sale of investments are calculated using a specific-identification basis and are determined on a trade-date basis. Premiums and discounts on investment and mortgage-backed securities are amortized over the expected life of the security using the interest method.

A decline in the fair value of any available for sale or held to maturity security, below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment loss is bifurcated between that related to credit loss which is recognized in non-interest income and that related to all other factors which is recognized in other comprehensive income. To determine whether an impairment is other than temporary, the Company considers, among other thinks, the duration and the extent to which the fair value of an investment is less than its cost, changes in value subsequent to year end, forecast performance of the issuer, and whether the Company has the intent to hold the investment until market price recovery, or for debt securities whether the Company has the intent to sell the security or more likely than not will be required to sell the debt security before its anticipated recovery.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies-continued

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

Note 1 - Summary of Significant Accounting Policies-continued

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

Foreclosed Real Estate - Real estate acquired through foreclosure is initially recorded at the estimated fair value less estimated disposal cost. Management periodically evaluates the recoverability of the carrying value of the real estate acquired through foreclosure using estimates as previously described in Allowance for Loan Losses. In the event of a subsequent decline, management provides an additional allowance to reduce real estate acquired through foreclosure to its fair value less estimated disposal cost. Costs relating to holding such real estate are charged against income in the current period while costs relating to improving such real estate are capitalized until a saleable condition is reached.

Loan Servicing and Mortgage Servicing Rights – The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated by calculating the net present values of the cash flows over the life of the loans. Impairment is determined on a loan by loan basis. The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a loan exceeds its fair value.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies-continued

Premises and Equipment - Premises and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the useful lives of the respective assets.

Premises and Equipment, held for sale – Premises and equipment held for sale are recorded at net realizable value. In fiscal year 2012 the Board of Directors of Baltimore County Savings Bank made a decision to close the Hamilton branch and consolidate it into the Carney Branch. This building was sold in June 2013 and the Bank recorded a gain of $114,000.

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

The provisions of Accounting for Uncertainty in Income Taxes, codified within FASB ASC 740 “ Income Taxes,” prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return, FASB ASC 740 also provides guidance on derecognition, classifications, interest and penalties, accounting in interim periods, disclosure and transition. Tax positions must meet a more-likely-than-not recognition threshold in order for the related tax benefit to be recognized or continue to be recognized. As of September 30, 2013, and 2012, there were no unrecognized tax benefits. The Company does not anticipate the total amount of unrecognized tax benefits to significantly change within the next 12 months. The Company recognizes interest and penalties on income tax assessments or income tax refunds, where applicable, in the financial statements as a component of its provision for income taxes. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and city jurisdictions. The Company is no longer subject to federal and state income tax examinations for tax years prior to 2009.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies-continued

Transfers of Financial Assets -Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Significant Group Concentrations of Credit Risk - Most of the Bank’s activities are with customers located within the greater Baltimore metropolitan area. The Bank does not have any significant concentrations to any one industry or customer.

Earnings Per Share - Basic per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the years ended September 30, 2013 and 2012 are as follows:

	2013
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
	( in thousands except per share data)
Basic EPS
Net Income available to shareholders	$1,820	3,110	$0.58

Diluted EPS
Effect of dilutive shares	—	124	(.02)

Net Income available to shareholders	$1,820	3,234	$0.56

	2012

Basic EPS
Net Income available to shareholders	$1,800	3,102	$0.58

Diluted EPS
Effect of dilutive shares	—	96	(0.02)

Net Income available to shareholders	$1,800	3,198	$0.56

Options to purchase 10,528 shares which were outstanding at September 30, 2013 and 60,454 shares which were outstanding September 30, 2012, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies-continued

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

Share-Based Compensation - Compensation expense for awards of equity instruments is recognized on a straight-line basis over the requisite service period based on the grant date fair value estimated in accordance with the provision of Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 718 “Compensation-Stock Compensation”’ Share-based compensation expense is included in Salaries and Related expenses in the consolidated statements of operations. The grant date fair value of stock options is estimated using the Black-Scholes option pricing model using assumptions for the expected option term, expected price volatility, risk-free interest rate, and expected dividend yield.

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

Guarantees - The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year, which can be renewed depending upon the circumstances of the projects’ progress. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $480,000 standby letters of credit as of September 30, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of September 30, 2013 for guarantees under standby letters of credit issued is not material.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies-continued

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

(dollars in thousands)	As of September 30, 2013	As of September 30, 2012
Core Deposit Intangible	$630	$630
Accumulated Amortization	(605)	(593)

Net Balance	$25	$37

Aggregate Amortization Expense
For the year ended September 30, 2013	$12
For the year ended September 30, 2012	14
Estimated Amortization Expense
For the year ending September 30, 2014	12
For the year ending September 30, 2015	13

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements - In February 2013 FASB issued ASU 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of the new guidance is to improve the transparency of reporting reclassifications out of accumulated other comprehensive income (“OCI”) by requiring entities to present in one place information about significant amounts reclassified and, in come cases, to provide cross references to related footnote disclosures. The amendments do not change the current requirements for reporting net income or OCI, nor do they require new information to be disclosed. The amendment was applied prospectively and was effective for public entities in both interim and annual reporting periods beginning after December 15, 2012.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Developments On June 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”). Pursuant to the Merger Agreement, the Company will merge with and into FNB (the “Merger”). Promptly following consummation of the Merger, it is expected that Baltimore County Savings Bank will merge with and into FNB Bank. In the Merger, shareholders of the Company will receive 2.080 shares (the “Exchange Ratio”) of FNB common stock for each common share of the Company they own. Outstanding Company stock options and share awards relating to Company common shares will be converted into options and share awards relating to shares of FNB common stock upon consummation of the Merger, subject to adjustments based on the Exchange Ratio. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by the Company’s shareholders, the receipt of all required governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement to be filed by FNB with the SEC to register shares of FNB common stock to be offered to Company shareholders, receipt of tax opinions, and the absence of any injunctions or other legal restraints. Currently, the Merger is expected to be completed in the first quarter of calendar 2014.

The Company and FNB have become aware of the filing of a complaint on December 16, 2013 in Circuit Court in Baltimore County, Maryland, against the Company, each of the Company’s directors, and FNB. The complaint purports to be a class action filed on behalf of the holders of Company common stock arising from certain alleged actions by the named parties in connection with the previously announced proposed merger of the Company with and into FNB. The Company and FNB believe the factual allegations in the complaint are without merit and intend to defend vigorously against the allegations in the complaint.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale are as follows as of September 30, 2013 and, 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
September 30, 2013
Corporate Bonds	$4,880	$—	$(226)	$4,654
Equity Investments	100	—	—	100

	$4,980	$—	$(226)	$4,754

September 30, 2012
Corporate Bonds	4,880	$—	$(352)	$4,528
Equity Investments	100	—	—	100

	$4,980	$—	$(352)	$4,628

There were no sales of available for sale investment securities during the fiscal years ended September 30, 2013 or 2012.

The equity investment is carried at amortized cost. This represents stock owned by the Company in one local banking company.

Below is a schedule of investment securities with unrealized losses as of September 30, 2013 and 2012 and the length of time the individual security has been in a continuous unrealized loss position:

	September 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$—	$—	$4,654	$(226)	$4,654	$(226)

Total temporarily impaired securities	$—	$—	$4,654	$(226)	$4,654	$(226)

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$—	$—	$4,528	$(352)	$4,528	$(352)

Total temporarily impaired securities	$—	$—	$4,528	$(352)	$4,528	$(352)

At September 30, 2013 and September 30, 2012 the Company had two investment securities in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Investment Securities Available for Sale- continued

The following is a summary of investment securities by maturity:

	September 30, 2013
(in thousands)	Amortized Cost	Fair Value
Available for sale:
Corporate Bonds
Due within 12 months	$—	$—
Due beyond 12 months but within five years	1,380	1,364
Due beyond five years but within ten years	3,500	3,290
Due beyond ten years	—	—

Total Corporate Bonds	4,880	4,654
Equity Investments	100	100

Total Investment Securities	$4,980	$4,754

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable

Loans receivable at September 30, 2013 and 2012 consist of the following:

	September 30,
(in thousands)	2013	2012
Single-family residential mortgages	$63,769	$76,823
Single-family rental property loans	59,272	62,111
Commercial real estate loans	145,672	141,364
Construction loans	25,917	21,396
Commercial loans secured	161	71
Commercial loans unsecured	52	60
Commercial lease loans	—	20
Commercial lines of credit	7,521	9,952
Automobile loans	132	437
Home equity lines of credit	33,443	32,840
Other consumer loans	1,496	1,714

	337,435	346,788
Less - undisbursed portion of loans in process	(7,966)	(6,467)
- unearned interest	(1)	(3)
- deferred loan origination costs and (fees)	272	(38)
- allowance for loans losses	(5,604)	(5,470)

	$324,136	$334,810

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

Non-accrual loans totaled approximately $8.4 million, and $13.1 million, at September 30, 2013 and 2012, respectively. As of September 30, 2013, $2.2 million of loan loss allowances were allocated to all loans classified as impaired. At September 20, 2012, $2.0 million of loan loss allowances were allocated to all loans classified as impaired. Assets classified as troubled debt restructurings are included in nonperforming assets. The total of troubled debt restructurings are $7.2 million, of which $7.1 million are not delinquent based on their revised terms. Reporting guidance requires disclosure of these loans as non-performing even though they are current in terms of principal and/or interest payments.

Interest income that would have been recorded under the original terms of non-accrual loans and the interest actually recognized for the years ended September 30, are summarized below:

	Years Ended September 30,
(in thousands)	2013	2012
Interest income that would have been recognized	$837	$1,065
Interest income recognized	251	439

Interest income not recognized	$586	$626

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

	Years Ended September 30,
(in thousands)	2013	2012
Beginning balance	$256	$254
New loans	33	31
Loan repayments	(30)	(29)

Ending balance	$259	$256

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - continued

The Bank services loans for others. The amount of such loans serviced at September 30, 2013 and 2012 was $24.7 million and $19.8 million, respectively. At September 30, 2013 and 2012, the Bank had no loans sold with recourse.

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $123,000 and $216,000 at September 30, 2013 and 2012, respectively.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Loans Receivable - continued

Financial Instruments Whose Contract Amounts Represents Credit Risk	Contract Amount at September 30,
(in thousands)	2013	2012
Standby letters of credit	$480	$390
Commercial lines of credit	6,356	6,670
Home equity lines of credit	24,295	24,850
Loan commitments, fixed rates	549	10,758
Overdraft protection lines of credit	672	705

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

Rates on mortgage loan commitments for fixed rate loans ranged from 3.25% to 6.00% at September 30, 2013. There was one single family residential mortgage loan commitment for fixed rate loans at September 30, 2013. There were no single family residential mortgage loan commitments for variable rate loans. Fixed rate home equity commitments at September 30, 2013 were 2.85%. There were no fixed rate home equity loans commitments at September 30, 2012. Rates on home equity loan commitments, for variable rate loans, range from prime minus 1/2% to prime, with some having a floor of 4.0%.

Rates on commercial loan commitments for fixed rate loans ranged from 4.75% to 6.00% and 6.16% to 6.75% at September 30, 2013 and 2012, respectively. There were no commercial loan commitments with variable rates at September 30, 2013, or September 30, 2012.

No amount was recognized in the statement of financial condition at September 30, 2013 and 2012, as liability for credit loss nor was any liability recognized for fees received for standby letters of credit.

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

Under our methodology for calculating the allowance for loan losses, loss rates are determined for the following loan pools: construction, residential owner occupied, residential rental loans, home equity loans, loan acquisition and development, secured commercial loans, unsecured commercial loans, leases and consumer loans. Loss rates are then applied to loan balances of these portfolio segments exclusive of loans with specific loss allocations that were reviewed individually. This methodology provides an in-depth analysis of the Bank’s portfolio and reflects the probable inherent losses within it. Reserve allocations are then reviewed and consolidated. This process is performed on a quarterly basis.

During the twelve months ended September 30, 2012, we modified our loss reserve assessment approach to expand analysis of loss rates from a period of the previous one year to the prior two years on a rolling quarter-to-quarter basis. The result was then annualized and applied to loan pools specified above. Also during the twelve months ended September 30, 2012, the Company isolated a segment of the loan portfolio, residential rental loans loans, to perform more detailed analysis for potential losses.

A two year look back period of charge-off experience is considered to more reasonably approximate current loss exposure within the portfolio. As mentioned above, we also employed a more detailed approach in reviewing residential rental loans during the twelve months ended September 30, 2012. Loss rates for this category have been noticeably higher than other types of loans. Additionally, geographic concentration is considered to be more of a risk factor for this type of product. Loans within this category are segregated by internal risk ratings, with higher reserves allocated as risk ratings reflect more potential for loss. This same approach was used during the twelve months ended September 30, 2013.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans- continued

The Allowance for Losses and Recorded Investment in loans for the twelve months ended September 30, 2013 are as follows:

Allowance for Losses on Loans

For the period ended September 30, 2013

(Dollars in thousands)

	Residential	Residential Rental	Commercial	Construction	Home Equity	Automobile	Other Consumer	Total
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
Twelve Months ended September 30, 2013
Allowance for losses on loans:
Beginning Balance	$140	$2,232	$1,477	$1,492	$119	$—	$10	$5,470
Charge-Offs	—	(408)	—	(636)	—	—	(4)	(1,048)
Recoveries	—	—	8	—	—	—	74	82
Provisions	(74)	719	334	245	(44)	—	(80)	1,100

Ending Balance	$66	$2,543	$1,819	$1,101	$75	$—	$—	$5,604

Ending balance individually evaluated for impairment	$1,454	$7,803	$8,499	$2,994	$265	$—	$—	$21,015	(1)

Ending balance collectively evaluated for impairment	$62,315	$51,469	$144,907	$22,923	$33,178	$132	1,496	316,420	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$1,441	$118	$634	$—	$—	—	$2,193

Ending Allowance balance for loans collectively evaluated for impairment	$66	$1,102	$1,701	$467	$75	$—	$—	$3,411

(1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans- continued

The Allowance for Losses on Loans and Recorded Investment in loans for the twelve months ended September 30, 2012 are as follows:

Allowance for Losses on Loans

For the period ended September 30, 2012

(Dollars in thousands)

	Residential	Residential Rental	Commercial	Construction	Home Equity	Automobile	Other Consumer	Total
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
Twelve Months ended September 30, 2012
Allowance for losses on Loans:
Beginning Balance	$205	$1,595	$1,513	$1,267	$168	$—	$20	$4,768
Charge-Offs	(9)	(513)	(35)	—	—	—	(14)	(571)
Recoveries	1	5	16	—	—	—	51	73
Provisions	(57)	1,145	(17)	225	(49)	—	(47)	1,200

Ending Balance	$140	$2,232	$1,477	$1,492	$119	$—	$10	$5,470

Ending balance individually evaluated for impairment	$1,163	7,135	$5,560	$8,267	$210	$—	$—	$22,335	(1)

Ending balance collectively evaluated for impairment	$75,660	$54,976	$145,907	$13,129	$32,630	$437	$1,714	$324,453	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$840	$111	$1,071	$—	$—	—	$2,022

Ending Allowance balance for loans collectively evaluated for impairment	$140	$1,392	$1,366	$421	$119	$—	$10	$3,448

(1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans – continued

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

Transitional

Loans and other credit extensions bearing this grade exhibit some or all the characteristics of a loan graded a Pass and one or more of the following traits: higher LTV’s than expected for loans within their loan type, industry or economic issues that might cause future problems, the potential of loan default, declining financial trends that are emerging, reduced liquidity, history of late payments, failure to provide requested financial information, or deteriorating value of collateral. Loans in this category may exhibit signs of weakness as a going concern, e.g. poor management of the company; change in ownership/management; negative economic impact; or an adverse affect in the Bank’s collateral position. While no specific loss amount may be anticipated at this point there is sufficient concern regarding these loans, and closer monitoring is required by the Loan Officer and other management personnel. Loans in this category will be discussed quarterly at the Watch Committee meeting.

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

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans – continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans – continued

The risk ratings of loans as of September 30, 2013 and 2012 are as follows:

September 30, 2013

(Dollars in thousands)

	Residential	Residential Rental	Commercial	Construction	Home Equity	Automobile	Other Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Total
Grade
Pass (2)	$61,533	$50,531	$139,171	$21,523	$32,534	$132	$1,461	$306,885
Special Mention	782	991	5,736	1,400	644	—	35	9,588
Substandard	1,454	7,750	8,499	2,994	265	—	—	20,962
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total (1)	$63,769	$59,272	$153,406	$25,917	$33,443	$132	$1,496	$337,435

September 30, 2012

(Dollars in thousands)

	Residential	Residential Rental	Commercial	Construction	Home Equity	Automobile	Other Consumer
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Total
Grade
Pass (2)	$76,166	$49,817	$141,413	$13,129	$32,840	$437	$1,714	$315,516
Special Mention	119	3,824	2,465	—	—	—	—	6,408
Substandard	538	8,470	7,589	8,267	—	—	—	24,864
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total (1)	$76,823	$62,111	$151,467	$21,396	$32,840	$437	$1,714	$346,788

(1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loans origination fees and costs and allowance for loan losses.
(2)	Transitional loans are included in the Pass category for classification purposes.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans – continued

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

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans – continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans – continued

The Bank originates second mortgage loans and home equity lines of credit. Second mortgage loans are made at fixed rates and for terms of up to 15 years. The Bank’s home equity lines of credit currently have adjustable interest rates tied to the prime rate. The Bank is currently offering a fixed promotional rate of 1.99% for the first 12 months of the loan term, then it converts to prime rate minus  1⁄4% with a floor of 4%. The interest rate may not adjust to a rate higher than 24%. The home equity lines of credit require monthly payments until the loan is paid in full, with a loan term not to exceed 30 years. The minimum monthly payment is the outstanding interest. Home equity lines of credit are secured by subordinate liens against residential real property. The Bank requires that fire and extended coverage casualty insurance (and, if appropriate, flood insurance) be maintained in an amount at least sufficient to cover its loan.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans- continued

Impaired loans for the twelve months ended September 30, 2013 are as follows:

Impaired Loans

As of September 30, 2013

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan	$1,454	$1,454	$—
Residential Rental Loans	1,296	1,296	—
Commercial Loans	6,897	6,897	—
Construction Loans	—	—	—
Home Equity Loans	265	265	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$9,912	$9,912	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Residential Rental Loans	6,507	6,507	1,441
Commercial Loans	1,602	1,602	118
Construction Loans	2,994	2,994	634
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$11,103	$11,103	$2,193

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans- continued

Impaired loans for the twelve months ended September 30, 2012 are as follows:

Impaired Loans

As of September 30, 2012

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan	$1,163	$1,163	$—
Residential Rental Loans	2,123	2,123	—
Commercial Loans	3,925	3,925	—
Construction Loans	2,775	2,775	—
Home Equity Loans	210	210	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$10,196	$10,196	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Residential Rental Loans	5,012	5,012	840
Commercial Loans	1,635	1,635	111
Construction Loans	5,492	5,492	1,071
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$12,139	$12,139	$2,022

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans- continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the twelve months ended September 30, 2013 and September 30, 2012:

	Twelve Months Ended September 30, 2013		Twelve Months Ended September 30, 2012
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loans	$1,484	$73	$1,174	$64
Residential Rental Loans	1,298	—	2,125	51
Commercial Loans	7,037	342	3,993	105
Construction Loans	—	—	2,988	142
Home Equity Loans	265	8	212	6
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$10,084	$423	$10,492	$368

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—	$—
Residential Rental Loans	6,498	327	5,155	288
Commercial Loans	1,640	94	1,669	96
Construction Loans	2,994	127	5,494	153
Home Equity Loans	—	—	—	—
Consumer Loans	—	—	—	—
Other Loans	—	—	—	—

Total	$11,132	$548	$12,318	$537

(1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loan origination fees and costs and allowances for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans- continued

Past due loans as of September 30, 2013 and 2012 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2013

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$753	89	718	1,560	62,209	63,769	347	$—
Residential Rental Loans	—	—	3,013	3,013	56,259	59,272	792	—
Commercial Loans	—	—	1,573	1,573	151,833	153,406	378	—
Construction Loans	—	—	2,994	2,994	22,923	25,917	2,994	—
Home Equity Loans	381	—	142	523	32,920	33,443	82	—
Automobile Loans	—	—	—	—	132	132	—	—
Other Loans	2	35	—	37	1,459	1,496	—	—

Total (1)	$1,136	124	8,440	9,700	327,735	337,435	4,593	$—

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2012

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$360	$82	$472	$914	$75,909	$76,823	$—	$—
Residential Rental Loans	180	340	2,128	2,648	59,463	62,111	741
Commercial Loans	—	—	2,994	2,994	148,473	151,467	1,311	—
Construction Loans	—	—	7,551	7,551	13,845	21,396	294	—
Home Equity Loans	119	81	—	200	32,640	32,840	—	—
Automobile Loans	—	—	—	—	437	437	—	—
Other Loans	3	—	—	3	1,711	1,714	—	—

Total (1)	$662	$503	$13,145	$14,310	$332,478	$346,788	$2,346	$—

(1)	Balances are not adjusted for individual portions of loans in process, unearned interest, deferred loan origination fees and costs and allowances for loan losses.

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

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans- continued

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

Charge-off Policies

The Company’s loan charge-off policies are as follows:

When loans demonstrate some form of weakness or become 90 days delinquent the Bank performs an analysis to determine if a loss is expected. Loans are generally reserved down to the fair value of collateral securing the asset, less estimated cost to sell, when management judges the asset to be impaired, repayment is deemed to be protracted beyond reasonable time frames, the asset has been classified by either the internal loan review process or external examiners, or when the borrower has filed bankruptcy and the loss becomes evident based on a lack of assets. Once foreclosure takes place, or when foreclosure is imminent, specific reserves are charged-off and the asset is transferred to Foreclosed Real Estate based upon its estimated fair value less estimated disposal cost.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Losses on Loans- continued

Loans on Nonaccrual Status

(Dollars in Thousands)

	September 30, 2013		September 30, 2012
With no related allowance recorded:
Residential Loans	$718		$472
Residential Rental Loans	1,296		2,039
Commercial Loans	1,573		2,994
Constructions Loans	—		4,557
Home Equity Loans	—		—
Automobile Loans	—		—
Other Loans	—		—

	$3,587		$10,062

With an allowance recorded:
Residential Loans	$—		$—
Residential Rental Loans	1,717		89
Commercial Loans	—		—
Constructions Loans	2,994		2,994
Home Equity Loans	142		—
Automobile Loans	—		—
Other Loans	—		—

	$4,853		$3,083

Total Nonaccrual Loans	$8,440	(1)	$13,145	(1)

(1)	Includes Troubled Debt Restructurings (TDR’s) of $1.2 million and $700,000 at September 30, 2013 and 2012, respectively, which were not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual even though they may be current in terms of principal and interest payments. As of September 30, 2013 and 2012, the Company had total TDR’s of $7.2 million and $9.3 million, respectively.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Disclosures About Credit Quality and the Allowance for Credit Losses on Loans- continued

The following schedule represents new modifications added as TDR’s during the fiscal years ended September 30, 2013 and 2012, respectively:

Modifications

During periods ended September 30, 2013 and 2012

	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Residential-Prime	5	$1,232	$1,232	1	$90	$90
Commercial	—	—	—	5	2,449	2,449
Construction	—	—	—	—	—	—
Consumer-Other	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Troubled Debt Restructurings are considered to be in default after 90 days of non-payment. During the fiscal year ended September 30, 2013 no TDR’s defaulted. During the fiscal year ended September 30, 2012 no TDR’s defaulted.

Loans identified as Troubled Debt Restructurings are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty, resulting in the Bank granting a concession as part of a loan modification. Loans modified as TDR’s were primarily comprised of loans for which payments were either deferred or reduced. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of September 30, 2013, $7.2 million in TDR’s were included in non performing loans, $7.1 million of which were not delinquent.

As previously stated, TDR’s are included as nonperforming assets, although payments may be current in conjunction with modified loan terms. Typical loan modifications include lowering interest rates, deferring payments or extending repayment terms. As of September 30, 2013 specific loan loss reserves on TDR’s totaled $1.1 million.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Mortgage-Backed Securities Available for Sale

The amortized cost and estimated fair values of mortgage-backed securities available for sale are as follows as of September 30, 2013 and 2012:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
September 30, 2013
GNMA certificates	$3,313	$71	$—	$3,384
Private label collateralized mortgage obligations	5,542	—	(928)	4,614
Collateralized mortgage obligations	188,426	399	(7,000)	181,825
FNMA certificates	22,168	492	(620)	22,040
FHLMC participating certificates	8,194	234	(241)	8,187

	$227,643	$1,196	$(8,789)	$220,050

September 30, 2012
GNMA certificates	$3,416	$1	$—	$3,417
Private label collateralized mortgage obligations	11,259	10	(2,235)	9,034
Collateralized mortgage obligations	178,948	3,781	—	182,729
FNMA certificates	11,690	840	—	12,530
FHLMC participating certificates	5,403	450	—	5,853

	$210,716	$5,082	$(2,235)	$213,563

During the fiscal year ended September 30, 2013 there were 17 available for sale CMO’s sold, for $39.3 million, at a gross gain of $658,000 and one private label CMO sold for $3.4 million with a loss of $589,000, for a net gain of $69,000. During the year ended September 30, 2012 there was one sale of an available for sale mortgage-backed security. The security was sold for $1.2 million at a loss of $6,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Mortgage-Backed Securities Available for Sale-continued

Below is a schedule of mortgage-backed securities available for sale with unrealized losses as of September 30, 2013 and 2012 and the length of time the individual security has been in a continuous unrealized loss position.

	September 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$875	$(2)	$3,739	(926)	$4,614	$(928)
Collateralized mortgage obligations	161,504	(7,000)	—	—	161,504	(7,000)
FNMA Certificates	13,862	(620)	—	—	13,862	(620)
FHLMC Certificates	4,592	(241)	—	$—	4,592	(241)

Total temporarily impaired securities	$180,833	$(7,863)	$3,739	$(926)	$184,572	$(8,789)

	September 30, 2012
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)

Total temporarily impaired securities	$—	$—	$7,673	$(2,235)	$7,673	$(2,235)

At September 30, 2013 and September 30, 2012 the Company had 68 and two mortgage-backed securities in unrealized loss positions, respectively.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Mortgage-Backed Securities Available for Sale-continued

During the fiscal year ended September 30, 2013 we determined that, based on our most recent estimate of cash flows, there was no additional other-than-temporary-impairement (“OTTI”) charge offs required. During the twelve months ended June 30, 2013, one private label collateralized mortgage obligations was sold for $3.4 million, with a loss of $589,000. During the fiscal year ended September 30, 2012, we determined that, based on our most recent estimate of cash flows, an additional OTTI had occurred for $370,000. At September 30, 2013, we had $928,000 of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $5.5 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for the Company’s private label collateralized mortgage obligations were approximately $2.2 million as of September 30, 2012. We do not intend to sell, nor is it more likely than not we will be required to sell these securities before maturity or recovery. If in the future it is determined that future declines in market values or credit losses with respect to these or any other securities are other-than-temporary, the Company would be required to recognize additional losses in its Consolidated Statement of Operations. Under guidance for recognition and presentation of other-than-temporary-impairments, the amount of other-than-temporary-impairment that is recognized through earnings is determined by comparing the present value of the expected cash flows to the amortized cost of the security. The discount rate used to determine the credit loss is the expected book yield on the security.

The following shows the activity in “OTTI” related to credit losses for twelve months ended September 30:

	Twelve Months Ended September 30
	2013	2012
Balance at Beginning of Period	$733	$400
Additional OTTI taken for credit losses	—	370
Charge-offs due to sale	(332)	—
Charge-offs due to payment shortages	(158)	(37)

Balance at End of Period	$243	$733

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

In addition, assumptions are based on evaluation of the conditional prepayment rates (CPR) and conditional repayment rates (CRR) over a 1 month, 3 month, 6 month, 1 year and lifetime basis- to the extent these values are provided by the servicer and forecasts from other industry experts.

Default Rates

Estimates for the conditional default rate (“CDR”) vectors are based on the status of the loans at the valuation date – current, 30-59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and proprietary loss migration models (e.g. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Mortgage-Backed Securities Available for Sale-continued

month 36 to the month 37 CDR value and ultimately vector to zero over an extended period of time of at least 15 years. Default assumptions are benchmarked to the recent results experienced by major servicers of non-Agency MBS for securities with similar attributes and forecasts from other industry experts and industry research.

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

The loss severity assumption is static for one month then decreases monthly based on future market appreciation. The annual market appreciation assumption is 3.50% after 1 month. The loss severity is subject to a floor value of 23.00%.

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

Note 6 – Premises and Equipment, net

Premises and equipment at September 30, 2013 and 2012 are summarized by major classification as follows:

	September 30,
(in thousands)	2013	2012	Life
Office Building	$11,608	$11,508	40 Years
Leasehold improvements	1,341	1,234	7-31 Years
Furniture, fixtures and equipment	9,174	9,641	5-10 Years

	22,123	22,383
Accumulated depreciation	(12,215)	(12,303)

	$9,908	$10,080

The Bank has entered into long-term leases for the land on which certain branches are located. Rental expense under long-term leases for property for the years ended September 30, 2013 and 2012 was $1.2 million and $1.4 million, respectively. At September 30, 2013, minimum rental commitments under noncancellable leases are as follows:

Years Ended September 30,	Amount
(in thousands)
2014	$1,156
2015	1,229
2016	1,309
2017	1,325
2018	1,343
After 2018	11,253

$17,615

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Deposits

Deposits are summarized as follows at September 30, 2013 and 2012:

	2013		2012
(dollars in thousands)	Amount	%	Amount	%
Type of Account
Checking	$71,681	13.18%	$71,024	12.51%
Non-interest bearing Checking	38,462	7.07	35,264	6.26
Money market	79,363	14.60	94,229	16.64
Savings	100,758	18.53	95,227	16.81
Certificates	253,478	46.61	270,549	47.77

	543,742	99.99	566,293	99.99
Accrued interest payable	27	.01	63	.01

	$543,769	100.00%	$566,356	100.00%

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Deposits – continued

The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000 was approximately $87.5 million and $87.7 million at September 30, 2013 and 2012, respectively.

At September 30, 2013, scheduled maturities of certificates of deposit are as follows:

(in thousands)
2014	$87,351
2015	98,336
2016	26,789
2017	30,264
2018	10,728

$253,478

Interest expense on deposits for the years ended September 30, 2013 and 2012 is as follows:

	2013	2012
(in thousands)
Checking	$242	$417
Money market	236	564
Passbook savings	112	213
Certificates	4,119	5,139

	$4,709	$6,333

Note 8 – Federal Home Loan Bank of Atlanta Advances and Other Borrowings

The Bank has a line of credit with the Federal Home Loan Bank of Atlanta. This line is secured by a blanket floating lien on eligible 1-4 family residential loans. At September 30, 2013, the Bank had an available unused line of credit of $77.1 million. The line of credit requires no compensating balances.

The Bank has no outstanding Federal Home Loan Bank advances as of September 30, 2013 and 2012. The Bank also has a $5.0 million line of credit available at Manufacturers and Trust Company (“M&T”), none of which was drawn upon as of September 30, 2013.

The Company had a Credit Agreement with M & Tand executed a Promissory Note in connection with receipt of an 18 month revolving loan facility from M & T in the maximum principal amount of $2.0 million which matured on June 1, 2012. The loan was secured by the Company’s stock in its wholly owned subsidiary, Baltimore County Savings Bank. The Company never drew on this line and the line was not renewed.

The Company also has the availability to borrow from the discount window at the Federal Reserve Bank.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Junior Subordinated Debentures

In June, 2002, the Company issued $12,887,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust I (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate and resets quarterly. The rate was 3.92% and 4.10% September 30, 2013 and 2012 respectively. The debentures are the sole asset of BCSB Bankorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest. The Company used a portion of the net proceeds that it retained from the stock offering in 2008 to redeem $6.2 million of the $12.5 million in outstanding trust preferred securities issued by a trust wholly owned by the Company.

In September, 2003, the Company issued $10,310,000 of junior subordinated debentures (the debentures) to BCSB Bankcorp Capital Trust II (the Trust), a Delaware business trust, in which the Company owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate and resets quarterly. The rate was 3.27% and 3.45% at September 30, 2013 and 2012 respectively. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. The Company’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of BCSB Bankcorp Capital Trust II obligations under the preferred securities. The Preferred securities are redeemable by the Company in whole or in part at any time at a redemption price equal to par plus any accrued interest.

Note 10 – Pension Plan

The Bank has a 401(k) Retirement Savings Plan. Employees may contribute a percentage of their salary up to a maximum of $17,500 for 2013 and an extra $5,500 catch up contribution can be made if the participant is over 50 years of age. The Bank currently elects to contribute 50% of the first 3% of the employee’s contribution. All employees who have completed thirty days of service with the Bank and are eighteen years of age are eligible to participate. The Bank’s contribution to this plan amounted to $87,000 and $74,000 for the years ended September 30, 2013 and 2012, respectively.

Note 11 – Directors Retirement Plan

The Company’s retirement plan allows directors to defer directors’ fees into a phantom investment vehicle which allows them to get a return based upon the mutual fund market.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12– Employee Stock Ownership Plan

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

The ESOP will be funded by contributions made by the Bank in cash or common stock and dividends on the shares held in the Trust, if any. The Bank will recognize compensation expense as shares are committed for release from collateral at their current market price. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service. The compensation costs for the years ended September 30, 2013 and 2012 was $148,000 and $104,000, respectively.

The ESOP shares were as follows as of September 30:

	2013	2012
Shares released and allocated	136,285	128,138
Unearned shares	82,206	90,353

	218,491	218,491

Fair value of unearned shares	$2,005,826	$1,237,836

Note 13 – Management Recognition Plan

On July 15, 1999, the Company established a Management Recognition Plan (“MRP”) to reward and retain personnel of experience and ability in key positions of responsibility. Members of the Board of Directors and certain executive officers were eligible for awards totaling 48,147 shares of stock, which are held in a separate trust that manages the MRP. The Company funded the MRP by purchasing the shares of common stock in the open market. The Company initially awarded an aggregate of 24,004 shares of common stock. During the year ended September 30, 2002 the Company awarded an additional 13,950 shares. During the year ended September 30, 2007 the Company awarded an additional 5,527 shares. During the year ended September 30, 2008 the Company awarded an additional 4,666 shares. During the year ended September 30, 2009 the Company awarded an additional 525 shares that had been previously awarded, but were subsequently forfeited as employees left the Company. Shares awarded to the participants in the MRP are vested at a rate of 20% to 25% per year on each anniversary of the effective date of the MRP award. During the fiscal year ended September 30, 2012 1,652 shares vested and were distributed, and during the fiscal year ended September 30, 2011 2,025 shares vested and were distributed. If a participant terminates employment for reasons other than death, disability, change in control or retirement, he or she forfeits all rights to unvested shares. Compensation expense in the amount of the fair market value of the common stock at the date of the grant is recognized on a pro-rata basis over the years during which the shares are earned.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Management Recognition Plan- continued

On May 20, 2009, the Company established a second Management Recognition Plan (“MRP”) in connection with shares issued during the second step stock conversion. Members of the Board of Directors and certain executive officers were eligible for awards totaling 76,697 shares of stock, which are held in a separate trust that manages the MRP. During the year ended September 30, 2011 the Bank awarded 71,174 shares of this Plan and during the year ended September 30, 2012 the Bank awarded 5,523 shares. During the fiscal year ended September 30, 2013 19,174 shares vested and were distributed.

Compensation expense of $214,000 and $192,000 was recognized for the MRP’s for the years ended September 30, 2013 and 2012, respectively.

Note 14 - Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock were reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 42,119 options granted during the year ended September 30, 1999, 43,428 options granted during the year ended September 30, 2002, 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and, 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006. Also, there were no options granted during the years ended September 30, 2011 through September 30, 2013. Unexercised options granted during the years ended September 30, 1999 and September 30, 2002 have expired.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the 2009 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were no options granted during the years ended September 30, 2009 or 2010. There were 177,930 options granted during the year ended September 30, 2011. There were 15,052 options granted during the year ended September 30, 2012. There were no options granted during the year ended September 30, 2013.

The following table summarizes the shares under the Company’s stock option plans at September 30, 2013:

Number of Shares	Exercise Price	Weighted Average Contractual Life
		(in years)
10,528	28.41	3.25
5,264	17.95	4.20
22,193	11.61	4.25
10,921	8.25	5.75
175,917	10.29	7.00
15,052	13.74	8.50

At September 30, 2013 there were 40,427 shares with a weighted average remaining contractual life of 5.9 years, and an aggregate intrinsic value of $1.7 million.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Stock Option Plans-continued

The following tables present the activity related to options under all plans for the period ended September 30, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2011	255,211	$12.53
Options exercised	—	—
Options expired	(29,610)	(21.61)
Forfeited	—	—
Granted	15,052	13.74

Outstanding at September 30, 2012	240,653	$11.49
Options exercised	(778)	(9.55)
Options expired	—	—
Forfeited	—	—
Granted	—	—

Outstanding at September 30, 2013	239,875	$11.50

Exercisable at September 30, 2013	140,427	$12.08

During the twelve months ended September 30, 2013 there were no options granted. During the twelve months ended September 30, 2012, there were 15,052 stock options granted. Option expense recognized during the twelve month periods ended September 30, 2013 and 2012 was $166,000 and $195,000, respectively. As of September 30, 2013, $197,000 of total unrecognized pretax expense related to stock options is expected to be recognized from October 1, 2013 through March 31, 2016.

The following weighted average assumptions were used in the Black-Scholes-Merton option pricing model for the options granted in the year ended September 30, 2012:

2012
Dividend Yield	0%
Expected volatility	21.97%
Risk-free interest rate	.99%
Expected lives	4.0 years

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum amounts and ratios (set forth in the following table) of Tier I and Risk-Based Capital (as defined in the regulations) to Risk-Weighted Assets (as defined) and Leverage Capital (as defined) to Average Total Assets (as defined). Management believes, as of September 30, 2013, that the Bank and the Company meet all capital adequacy requirements to which they are subject.

As of September 30, 2013, the Bank and the Company were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank and the Company must maintain minimum capital ratios as set forth in the table. There are no conditions or events since that date that management believes have changed any of those categories. Actual capital amounts and ratios are also presented in the table.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital - continued

The following table presents the Bank’s capital position based on the September 30 financial statements and the current capital requirements.

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2013
Leverage Capital (1)	$66,774	10.70%	$24,971	4.0%	$31,214	5.0%
Tier I capital (2)	66,774	17.71	15,082	N/A	22,623	6.0
Risk-Based Capital (2)	70,185	18.61	30,164	8.0	37,705	10.0
September 30, 2012
Leverage Capital (1)	64,419	10.07	25,600	4.00	32,001	5.0
Tier I capital (2)	64,419	16.69	N/A	N/A	23,163	6.0
Risk-Based Capital (2)	68,039	17.62	30,884	8.0	38,605	10.0

(1)	To average total assets
(2)	To risk-weighted assets

The following table presents BCSB Bancorp’s capital position based on the September 30 financial statements and the current capital requirements:

	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
September 30, 2013
Leverage Capital (1)	$54,256	8.49%	$25,564	4.0%	$31,955	5.0%
Tier I capital (2)	54,256	14.32	15,153	N/A	22,730	6.0
Risk-Based Capital (2)	57,667	15.22	30,307	8.0	37,884	10.0
September 30, 2012
Leverage Capital (1)	53,446	8.39	25,487	4.0	31,858	5.0
Tier I capital (2)	53,446	13.74	N/A	N/A	23,330	6.0
Risk-Based Capital (2)	57,066	14.68	31,107	8.0	38,884	10.0

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital – continued

The following table provides a reconciliation of total equity per the consolidated financial statements to the Bank’s capital amounts reflected in the above table:

	September 30,
	2013	2012
	(dollars in thousands)
Total equity	$49,800	$55,139
Adjustment for accumulated other comprehensive loss (income)	4,686	(1,511)
Adjustment for intangible assets	(25)	(37)
Adjustment for disallowed deferred tax asset	(206)	(145)
Adjustment for parent company equity	10,326	10,973

Tangible, Tier 1 and Core Capital	64,581	64,419
Allowance for loan losses	5,604	3,620

Total risk-based capital	$70,185	$68,039

Effective January 1, 1994 regulatory capital requirements added an interest rate risk component. The rule requires additional capital to be maintained if the Bank’s interest rate risk exposure, measured by the decline in the market value of the Bank’s net portfolio value, exceeds 2% of assets as a result of a 200 basis point shift in interest rates. As of September 30, 2013, the Bank is not subject to the interest rate risk requirement.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Regulatory Capital-continued

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

On April 19, 2013, the Company repurchased the warrant to purchase 183,465 shares of the Company’s common stock at an exercise price of $8.83 per share. The warrant was exercisable at any time on or before March 23, 2018. The Company paid an aggregate price of $1,442,000 for the repurchase of the warrant, which has been cancelled. The purchase price was based on the fair market value of the warrant as agreed upon by the Company and the U.S. Treasury. The repurchase transaction resulted in a reduction in total Stockholders’ Equity of $1,442,000. As a result of the purchase of the warrant the Company has now completely exited the TARP Capital Purchase Program.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Income Taxes

The income tax provision consists of the following for the years ended September 30,:

	2013	2012
	(dollars in thousands)
Current expense (benefit)	$676	$485
Deferred expense (benefit)	647	435

Total tax expense(benefit)	$1,323	$920

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, are as follows:

	2013	2012
Deferred Tax Assets:
ESOP and MRP	$171	$188
Deferred compensation	1,620	1,446
Other-than-temporary-impairment on securities available for sale	96	271
Allowance for loan losses	2,211	2,158
Allowance for uncollected interest	281	333
Unrealized holding losses on securities	3,053	—
Net operating loss carry forward	1,369	1,988
Other	—	79

Total gross deferred tax assets	8,801	6,463
Deferred Tax Liabilities:
Federal Home Loan Bank of Atlanta stock dividends	(213)	(213)
Depreciation	(220)	(288)
Unrealized holding gains on securities	—	(984)

Total gross deferred tax liabilities	(433)	(1,485)

Net Deferred Tax Assets	$8,368	$4,978

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Income Taxes- continued

The amount computed by applying the statutory federal income tax rate to income before taxes is different than the taxes provided for the following reasons:

	For the Years Ended September 30,
	2013		2012
(dollars in thousands)	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Statutory federal income tax rate	$1,069	34.00%	$925	34.00%
Changes Resulting From:
State income tax net of Federal income tax benefit	239	7.61	148	5.44
Income from life insurance	(202)	(6.43)	(218)	(8.01)
Non-deductible merger related expense	169	5.38	—	—
Other	48	1.53	65	2.39

	$1,323	42.09%	$920	33.82%

The Company’s effective income tax rate increased during the twelve months ended September 30, 2013 as compared to the prior fiscal year primarily due to certain merger related expenses which are not deductible for income tax purposes.

The Company and its subsidiaries file a consolidated federal income tax return on a fiscal year basis.

As of September 30, 2013, the Company had net operating loss carryforwards of approximately $3.8 million which begin to expire in 2026. As a result of the stock offering and conversion that occurred in April 2008, the net operating loss carryforwards are subject to annual limits under IRC Section 382 of $1.6 million. These net operating loss carryforwards may be used to offset future income taxes payable, however the Company may be subject to alternative minimum tax. Their realization is dependent on future taxable income.

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

Note 18 - Related Party Transactions

Director Michael J. Klein is a member holding a 20% ownership interest in Colgate Investments, LLC, a limited liability company that owns real property that the Bank leases for a branch office. The Bank paid $74,000, and $76,000 in rent to Colgate Investments, LLC during the years ended September 30, 2013, and 2012 respectively, and expects to pay $74,000 during the year ended September 30, 2014. Mr. Klein is also a one-third owner in Lot 17 Newport Drive, LLC that owns real property that the Bank leases for a branch office. The Bank paid $37,500, and $0 in rent to Lot 17 Newport Drive, LLC during the years ended September 30, 2013, and 2012 respectively, and expects to pay $75,000 during the year ended September 30, 2014. We believe that there are no preferential terms granted in this transaction and that the terms are similar to arms-length third-party transactions. The remaining 80% of Colgate Investments, LLC is owned by other members of Mr. Klein’s family. The remaining two-thirds ownership of Lot 17 Newport Drive is owned by other members of Mr. Klein’s family.

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

Note 19 - Fair Value Measurements -continued

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

There were no transfers between levels during the year ended September 30, 2013. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements - continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of September 30, 2013 and September 30, 2012 on the Consolidated Statement of Financial Condition utilizing the hierarchy previously discussed.

		At September 30, 2013				Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2		Level 3	Earnings
Loans held for sale	$—	$—	$		$—	$—
Equity Investments	100	—		—	100	—
Corporate Bonds available for sale	4,654	—		4,654	—	—
GNMA certificates available for sale	3,384	—		3,384	—	—
FNMA certificates available for sale	22,040	—		22,040	—	—
FHLMC certificates available for sale	8,187	—		8,187	—	—
Private label collateralized mortgage obligations available for sale	4,614	—		4,614	—	—
Collateralized mortgage obligations available for sale	181,825	—		181,825	—	—

	$224,804	$—		$224,704	$100	$—

The table below summarizes the changes in the recorded amount of assets classified as Level 3 in the fair value hierarchy at September 30, 2013:

Beginning Balance	$100,000
Equity investment purchases	—

Ending Balance	$100,000

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements – continued

		At September 30, 2012			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans held for sale	$806	—	$806	$—	$—
Equity Investments	100	—	—	100	—
Corporate Bonds available for sale	4,528	—	4,528	—	—
GNMA certificates available for sale	3,417	—	3,417	—	—
FNMA certificates available for sale	12,530	—	12,530	—	—
FHLMC certificates available for sale	5,853	—	5,853	—	—
Private label collateralized mortgage obligations available for sale	9,034	—	9,034	—	370	(1)
Collateralized mortgage obligations available for sale	182,729	—	182,729	—	—

	$218,997	$—	$218,897	$100	$370	(1)

(1)	Represents other-than-temporary impairment charges taken during the fiscal year ended September 30, 2012.

The table below summarizes the changes in the recorded amount of assets classified as Level 3 in the fair value hierarchy at September 30, 2012:

Beginning Balance	$100,000
Equity investment purchases	—

Ending Balance	$100,000

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Fair Value Measurements – continued

Foreclosed Real Estate

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less costs to sell. There was $2.9 million in Foreclosed Real Estate at September 30, 2013.

Impaired loans and Foreclosed Real Estate are classified as Level 3 within the valuation hierarchy.

At September 30, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,454	$—	$—	$1,454
Impaired Residential Rental Loans	6,362	—	—	6,362
Impaired Commercial and Lease Loans	8,381	—	—	8,381
Impaired Construction Loans	2,360	—	—	2,360
Impaired Home Equity Loans	265	—	—	265
Premises and equipment held for sale	—	—	—	—
Foreclosed Real Estate	2,861	—	—	2,861

Total	$21,683	$—	$—	$21,683

At September 30, 2012
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,163	$—	$—	$1,163
Impaired Residential Rental Loans	6,295	—	—	6,295
Impaired Commercial and Lease Loans	5,449	—	—	5,449
Impaired Construction Loans	7,196	—	—	7,196
Impaired Home Equity Loans	210	—	—	210
Premises and equipment held for sale	208	—	—	208
Foreclosed Real Estate	1,674	—	—	1,674

Total	$22,195	$—	$—	$22,195

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

The carrying amount is a reasonable estimate of fair value for cash, federal funds sold, interest-bearing deposits in other banks and interest bearing time deposits. Fair value is based upon market prices quoted by dealers for investment securities and mortgage backed securities. The carrying amount of Federal Home Loan Bank of Atlanta stock is a reasonable estimate of fair value. The fair value of the Bank owned life insurance is the cash surrender value. Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities. Junior Subordinated Debt is considered to be at fair value. The fair value of Federal Home Loan Bank advances is estimated using rates currently offered on advances of similar remaining maturities. The fair value of the trade date securities are the estimated market value as of September 30, 2013 rather than the contract purchase price. The carrying amounts of accrued interest receivable, accrued interest payable, and mortgage servicing rights approximate fair value. Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Disclosures About Fair Value of Financial Instruments- continued

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2013 are as follows:

	September 30, 2013
	Fair Value Measurement
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Cash	$8,073	$8,073	$8,073	$—	$—
Interest-bearing deposits in other banks	11,534	11,534	11,534	—	—
Federal Funds sold	6,847	6,847	6,847	—	—
Investment securities available for sale	4,754	4,754	—	4,654	100
Loans available for sale	—	—	—	—	—
Loan Receivable
Mortgage Loans	322,508	338,046	—	—	338,046
Share Loans	439	439	—	—	439
Consumer Loans	1,189	1,189	—	—	1,189
Mortgage-backed securities-Available for Sale	220,050	220,050	—	220,050	—
Federal Home Loan Bank of Atlanta Stock	771	771	771	—	—
Federal Reserve Bank Stock	1,394	1,394	1,394	—	—
Bank owned life insurance	17,473	17,473	17,473	—	—
Accrued interest receivable	1,700	1,700	—	1,700	—
Mortgage servicing rights	12	12	—	—	12
Financial Liabilities
Deposits	$543,769	$541,527	—	$541,527	—
Junior Subordinated Debt	17,011	17,011	—	17,011	—
Accrued interest payable	27	27	—	27	—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Disclosures About Fair Value of Financial Instruments- continued

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2012 are as follows:

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Changes in Accumulated Other Comprehensive (Loss) Income by Component.

The following table presents each component of accumulated other comprehensive income (loss), net of tax, for fiscal year ended September 30, 2013:

(dollars in thousands)	Net Unrealized Gains and Losses on Investment Securities	Total
October 1, 2012	$1,511	$1,511
Other Comprehensive Loss Before Reclassifications	(6,155)	(6,155)
Amounts Reclassified from Accumulated Other Comprehensive Income net of tax $(27)	(42)	(42)

Net Current-Period Other Comprehensive Loss	(6,197)	(6,197)

September 30, 2013	$(4,686)	$(4,686)

[1]	Amounts in parenthesis indicate debits

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the twelve months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components (dollars in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Gain on Sale of Mortgage-Backed Securities	$69	Gain on Sale of mortgage- backed securities
	(27)	Income tax Expense

Total Reclassification for the Period	$42	Net of Tax

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22- Condensed Financial Information (Parent Company Only)

Information as to the financial condition of BCSB Bancorp, Inc. as of September 30, 2013 and 2012 and the results of operations and cash flows for the years ended September 30, 2013 and 2012 are summarized below:

Statements of Financial Condition

	September 30,
	2013	2012
	(in thousands)
Assets
Cash	$1,358	$2,341
Interest bearing deposits in other banks	220	219
Employee stock ownership plan loan	901	968
Accrued interest receivable	35	38
Investment in subsidiaries	63,188	67,355
Prepaid and deferred income taxes	1,372	1,530
Other assets	266	11

Total assets	$67,340	$72,462

Liabilities and Stockholders’ Equity
Liabilities:
Junior subordinated debentures	$17,011	$17,011
Other liabilities	529	312

Total Liabilities	17,540	17,323
Total stockholders’ equity	49,800	55,139

Total liabilities and stockholders’ equity	$67,340	$72,462

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22- Condensed Financial Information (Parent Company Only) – continued

	Years Ended September 30,
	2013	2012
	(in thousands)
Statements of Operations
Interest and Fees on loans	$48	$52
Other interest income	28	26

Total interest income	76	78
Interest expense on borrowings	613	644

Net interest income (expense)	(537)	(566)
Non-interest expense
Professional fees	71	85
Merger related expense	579	—
Other expenses	324	171

Total non-interest expense	974	256

Loss before income tax benefit	(1,511)	(822)
Income tax benefit	(345)	(283)

Loss before equity in net income of subsidiary	(1,166)	(539)
Equity in net income of subsidiary	2,986	2,339

Net income	$1,820	$1,800

	Years Ended September 30,
	2013	2012
	(in thousands)
Statements of Cash Flows
Net income	$1,820	$1,800
Adjustments to reconcile net income to net cash (used) provided by Operating Activities
Equity in net income of subsidiary	(2,986)	(2,339)
Decrease in accrued interest receivable	3	—
Decrease in prepaid and deferred income taxes	158	2,154
Decrease in receivable from subsidiary	67	64
(Increase) decrease in other assets	(256)	9
Increase in other liabilities	215	111

Net cash (used) provided by operating activities	(979)	1,799

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22- Condensed Financial Information (Parent Company Only) – Continued

	Years Ended September 30,
	2013	2012
	(in thousands)
Cash Flows from Financing Activities
Dividends from subsidiary	1,500	—
Stock purchase	(68)	(40)
Redemption of stock warrants	(1,442)	—
Exercised stock options	7

Net cash used by financing activities	(3)	(40)
(Decrease) increase in cash and cash equivalents	(982)	1,759
Cash and cash equivalents at beginning of period	2,560	801

Cash and cash equivalents at end of period	$1,578	$2,560

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23 - Merger

On June 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”). Pursuant to the Merger Agreement, the Company will merge with and into FNB (the “Merger”). Promptly following consummation of the Merger, it is expected that Baltimore County Savings Bank will merge with and into FNB Bank. In the Merger, shareholders of the Company will receive 2.080 shares (the “Exchange Ratio”) of FNB common stock for each common share of the Company they own. Outstanding Company stock options and share awards relating to Company common shares will be converted into options and share awards relating to shares of FNB common stock upon consummation of the Merger, subject to adjustments based on the Exchange Ratio. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by the Company’s shareholders, the receipt of all required governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement to be filed by FNB with the SEC to register shares of FNB common stock to be offered to Company shareholders, receipt of tax opinions, and the absence of any injunctions or other legal restraints. Currently, the Merger is expected to be completed in the first quarter of calendar 2014.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for the year ended September 30, 2013 is as follows:

Operating Summary:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands except per share data)
Interest Income	$6,598	$6,100	$5,908	$5,832
Interest Expense	1,484	1,341	1,266	1,231

Net Interest Income	5,114	4,759	4,642	4,601
Provision for Loan Losses	500	450	150	—

Net Interest Income after provision for loan losses	4,614	4,309	4,492	4,601
Other Income	665	667	699	502
Other Expenses	4,267	4,538	4,519	4,082

Income before income tax expense	1,012	438	672	1,021
Income tax expense	373	135	236	579

Net income available to common shareholders	$639	$303	$436	$442

Per share date:
Basic earnings per share	$0.21	$0.09	$0.14	$0.14

Diluted earnings per share	$0.20	$0.09	$0.14	$0.13

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 24 - Quarterly Financial Data (Unaudited) - Continued

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

BCSB BANCORP, INC.

December 23, 2013	By:	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph J. Bouffard	December 23, 2013
Joseph J. Bouffard
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Anthony R. Cole	December 23, 2013
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Henry V. Kahl	December 23, 2013
Henry V. Kahl
Chairman of the Board

/s/ H. Adrian Cox	December 23, 2013
H. Adrian Cox
Vice Chairman of the Board

/s/ William J. Kappauf, Jr.	December 23, 2013
William J. Kappauf, Jr.
Director

/s/ William M. Loughran	December 23, 2013
William M. Loughran
Director

/s/ John J. Panzer, Jr.	December 23, 2013
John J. Panzer, Jr.
Director

/s/ Michael J. Klein	December 23, 2013
Michael J. Klein
Director

/s/ Ernest A. Moretti	December 23, 2013
Ernest A. Moretti
Director

/s/ Richard J. Lashley	December 23, 2013
Richard J. Lashley
Director