Form 10-Q
period 2013-12-31
BCSB Bancorp Inc.
filed 2014-02-14
CIK 1391137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 31, 2014 the issuer had 3,235,966 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	September 30,
	2013	2013
	(unaudited)
	(dollars in thousands except per share data)
Assets
Cash	$8,794	$8,073
Interest bearing deposits in other banks	11,545	11,534
Federal funds sold	4,227	6,847

Cash and cash equivalents	24,566	26,454
Investment securities, available for sale	4,900	4,754
Loans available for sale	324	—
Loans receivable, net of allowances of $5,619 and $5,604	320,315	324,136
Mortgage backed securities, available for sale	212,378	220,050
Foreclosed real estate	2,783	2,861
Premises and equipment, net	9,778	9,908
Federal Home Loan Bank of Atlanta stock, at cost	771	771
Federal Reserve Bank stock, at cost	1,394	1,394
Bank owned life insurance	17,637	17,473
Accrued interest and other assets	11,055	11,240

Total assets	$605,901	$619,041

Liabilities and Stockholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$39,222	$38,462
Interest-bearing	492,341	505,307

Total deposits	531,563	543,769
Junior subordinated debentures	17,011	17,011
Other liabilities	7,418	8,461

Total liabilities	555,992	569,241

Stockholders’ Equity
Common stock (par value $.01 – 50,000,000 authorized, 3,228,898 and 3,190,430 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively)	32	32
Additional paid-in capital	39,196	39,320
Obligation under rabbi trust	994	994
Retained earnings	16,063	15,861
Accumulated other comprehensive income, net of related deferred tax effect	(4,675)	(4,686)
Employee stock ownership plan	(754)	(774)
Stock held by rabbi trust	(947)	(947)

Total stockholders’ equity	49,909	49,800

Total liabilities and stockholders’ equity	$605,901	$619,041

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands except per share data)
Interest Income
Interest and fees on loans	$4,527	$5,322
Interest on mortgage-backed securities	1,118	1,179
Interest and dividends on investment securities	47	72
Other interest income	15	25

Total interest income	5,707	6,598
Interest Expense
Interest on deposits	1,013	1,327
Other interest expense	152	157

Total interest expense	1,165	1,484

Net interest income	4,542	5,114
Provision for losses on loans	—	500

Net interest income after provision for losses on loans	4,542	4,614

Other Income
Loss on sale of repossessed assets	(41)	—
Mortgage banking operations	41	41
Fees on transaction accounts	150	162
Income from bank owned life insurance	163	138
Miscellaneous income	179	324

Total other income	492	665

Non-Interest Expenses
Salaries and related expense	2,297	2,564
Occupancy expense	560	607
Data processing expense	378	357
Federal deposit insurance premiums	126	146
Property and equipment expense	110	135
Professional fees	26	111
Advertising	66	68
Telephone, postage and office supplies	59	73
Foreclosure and impaired loan expenses	39	101
Merger related expense	914	—
Other expenses	82	105

Total non-interest expenses	4,657	4,267

Income before income tax expense	377	1,012
Income tax expense	175	373

Net income	$202	$639

Per Share Data:
Basic earnings per share	$0.06	$0.21

Diluted earnings per share	$0.06	$0.20

Dividends per share	$—	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Three Months Ended December 31,
	2013	2012
	( in thousands)
Net income	$202	$639
Other comprehensive income (loss) net of tax:
Unrealized net holding gains (losses) on Available-for-sale portfolios, net of tax of $7 and $(152), respectively	11	(235)

Comprehensive income	$213	$404

The accompanying notes to consolidated financial statements are an integral part of these statements.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)
Operating Activities
Net income	$202	$639
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred loan fees, net	(64)	(70)
Non-cash compensation under stock-based benefit plan	146	129
Provision for losses on loans	—	500
Amortization of purchase premiums and discounts, net	78	169
Provision for depreciation	166	214
Loss on sale of real estate and repossessed assets	41	—
Increase in cash surrender value of bank owned life insurance	(163)	(138)
Decrease in accrued interest and other assets	175	721
Gain on sale of loans	(12)	(43)
Loans originated for sale	(1,033)	(2,992)
Proceeds from loans sold	721	3,229
(Decrease) increase in other liabilities	(1,254)	391
Increase in obligation under Rabbi Trust	—	9

Net cash provided by operating activities	(997)	2,758

Cash Flows from Investing Activities
Net decrease in loans	3,885	3,997
Proceeds from sale of foreclosed real estate	37	—
Purchase of mortgage-backed securities – available for sale	—	(9,046)
Principal collected on mortgage-backed securities	7,469	12,865
Investment in premises and equipment	(37)	(109)

Net cash provided by investing activities	11,354	7,707

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)

	For the Three Months Ended
	December 31,
	2013	2012
	(dollars in thousands)
Cash Flows from Financing Activities
Net decrease in deposits	$(12,206)	$(2,365)
Net increase in advances by borrowers for taxes and insurance	208	409
Proceeds from exercised stock options	214	—
Repurchase of common stock	(461)	(63)

Net cash used by financing activities	(12,245)	(2,019)

(Decrease) increase in cash and cash equivalents	(1,888)	8,446
Cash and cash equivalents at beginning of period	26,454	50,924

Cash and cash equivalents at end of period	$24,566	$59,370

Supplemental Disclosure of Cash Flows Information:
Cash paid during the period for:
Interest	$1,164	$1,377

Income taxes	$50	$187

Supplemental Disclosure of Non-cash investing activity:
Transfer from loans to Foreclosed real estate	$—	$1,697

Transfer from Foreclosed real estate to loans	$—	$—

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

Note 2—Basis for Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (none of which were other than normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of the Bank. The results for the three months ended December 31, 2013 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2014 or any other period. The consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in BCSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

Recent Developments

On June 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”). Pursuant to the Merger Agreement, the Company will merge with and into FNB (the “Merger”). Promptly following consummation of the Merger, it is expected that Baltimore County Savings Bank will merge with and into FNB Bank. In the Merger, shareholders of the Company will receive 2.080 shares (the “Exchange Ratio”) of FNB common stock for each common share of the Company they own. Outstanding Company stock options and share awards relating to Company common shares will be converted into options and share awards relating to shares of FNB common stock upon consummation of the Merger, subject to adjustments based on the Exchange Ratio. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by the Company’s shareholders, the receipt of all required governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement to be filed by FNB with the SEC to register shares of FNB common stock to be offered to Company shareholders, receipt of tax opinions, and the absence of any injunctions or other legal restraints. Currently, the Merger is expected to have an effective closing date of February 15, 2014.

Note 4—Cash Flow Presentation

For purposes of the statements of cash flows, cash and cash equivalents include cash and amounts due from depository institutions, investments in federal funds, and certificates of deposit with original maturities of 90 days or less.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5—Investment Securities

The amortized cost and estimated fair values of investment securities are as follows as of December 31, 2013 and September 30, 2013.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
December 31, 2013
Corporate Bonds	$4,880	—	(80)	$4,800
Equity Investments	100	—	—	100

	$4,980	$—	$(80)	$4,900

September 30, 2013
Corporate Bonds	4,880	—	(226)	4,654
Equity Investments	100	—	—	100

	$4,980	$—	$(226)	$4,754

There were no sales of available for sale securities during the three months ended December 31, 2013 and the fiscal year ended September 30, 2013.

The equity investments consist of an investment in one local bank, whose stock is not listed or widely traded. Therefore, the investment is carried at cost.

Below is a schedule of investment securities with unrealized losses as of December 31, 2013 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months			12 months or more	Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$—	$—	$3,418	$(82)	$3,418	$(82)

Total temporarily impaired securities	$—	$—	3,418	$(82)	$3,418	$(82)

Below is a schedule of investment securities with unrealized losses as of September 30, 2013 and the length of time the individual security has been in a continuous unrealized loss position.

	Less than 12 months			12 months or more	Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate Bonds	$—	$—	$4,654	$(226)	$4,654	$(226)

Total temporarily impaired securities	$—	$—	$4,654	$(226)	$4,654	$(226)

At December 31, 2013 and September 30, 2013 the Company had two investment securities in an unrealized loss position.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 —Mortgage-Backed Securities- available for sale

The amortized cost and estimated fair values of mortgage-backed securities available for sale are as follows as of December 31, 2013 and September 30, 2013:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
December 31, 2013
GNMA certificates	$3,288	$34	$(1)	$3,321
Private label collateralized mortgage obligations	5,061	—	(458)	4,603
Collateralized mortgage obligations	182,417	363	(7,216)	175,564
FNMA certificates	21,341	471	(783)	21,029
FHLMC participating certificates	7,913	222	(274)	7,861

	$220,020	$1,090	$(8,732)	$212,378

September 30, 2013
GNMA certificates	$3,313	$71	$—	$3,384
Private label collateralized mortgage obligations	5,542	—	(928)	4,614
Collateralized mortgage obligations	188,426	399	(7,000)	181,825
FNMA certificates	22,168	492	(620)	22,040
FHLMC participating certificates	8,194	234	(241)	8,187

	$227,643	$1,196	$(8,789)	$220,050

During the three months ended December 31, 2013, there were no sales of available for sale mortgage-backed securities. During the fiscal year ended September 30, 2013 there were 17 available for sale CMO’s sold, for $39.3 million, at a gross gain of $658,000 and one private label CMO sold for $3.4 million with a loss of $589,000, for a net gain of $69,000.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 —Mortgage-Backed Securities available for sale—continued

Below is a schedule of mortgage-backed securities with unrealized losses as of December 31, 2013 and September 30, 2013 and the length of time the individual security has been in a continuous unrealized loss position.

	December 31, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$654	$(5)	$3,949	$(453)	4,603	$(458)
Collateralized mortgage obligations	130,734	(5,983)	17,580	(1,233)	148,314	(7,216)

GNMA Certificates	11	(1)	—	—	11	(1)
FNMA Certificates	13,405	(783)	—	—	13,405	(783)
FHLMC Certificates	4,504	(274)	—	$—	4,504	(274)

Total temporarily impaired securities	$149,308	$(7,046)	$21,529	$(1,686)	$170,837	$(8,732)

	September 30, 2013
	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Private label collateralized mortgage obligations	$875	$(2)	$3,739	(926)	$4,614	$(928)
Collateralized mortgage obligations	161,504	(7,000)	—	—	161,504	(7,000)
FNMA Certificates	13,862	(620)	—	—	13,862	(620)
FHLMC Certificates	4,592	(241)	—	$—	4,592	(241)

Total temporarily impaired securities	$180,833	$(7,863)	$3,739	$(926)	$184,572	$(8,789)

At December 31, 2013 and September 30, 2013 the Company had 68 mortgage-backed securities in unrealized loss positions, respectively.

During the three months ended December 31, 2013, we determined that, based on our most recent estimate of cash flows, there was no additional other-than-temporary-impairment (“OTTI”) charge-offs required. At December 31, 2013, we had $458,000 of gross unrealized losses related to private label collateralized mortgage obligations with an amortized cost of $5.0 million as of that date. These securities contain mortgages with Alt-A characteristics. Gross unrealized losses for these same securities were approximately $928,000 as of September 30, 2013. We recorded no other-than-temporary impairment (“OTTI”) charges on these securities during the year ended September 30, 2013.

The Company has one private label security for approximately $3.9 million that is not receiving full contractual payments. We are recognizing interest income on a cash basis on this security. Any payment shortages greater than interest due are applied against the corresponding “OTTI” reserve.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 —Mortgage-Backed Securities—continued

The following shows the activity in “OTTI” related to credit losses for the three months ended December 31,

	2013	2012
Balance at Beginning of Period	$243	$733
Additional OTTI taken for credit losses	—	—
Charge-offs due to payment shortages	(64)	(52)

Balance at end of Period	$179	$681

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

Prepayment Assumptions

Estimates of prepayment speeds begins with the prepayment rates assembled by Mortgage Industry Advisory Corporation as of the valuation date to approximate a measure of the borrowers’ incentive to prepay based on market interest rates. In order to incorporate the borrowers’ ability to prepay, we then make adjustments to the base rate to reflect the borrowers’ ability to qualify for a new loan based on their credit. We also make adjustments based on the location of the property to capture the appreciation or depreciation by MSA and thus reflect the likelihood the property will appraise at an amount sufficient to repay the existing loan. These adjustments factor prepay speeds down as credit quality and home prices deteriorate, reflecting the diminished ability to refinance.

In addition, assumptions are based on evaluation of the conditional prepayment rates (CPR) and conditional repayment rates (CRR) over a 1 month, 3 month, 6 month, 1 year and lifetime basis- to the extent these values are provided by the servicer, and forecasts from other industry experts.

Default Rates

Estimates for the conditional default rate (“CDR”) vectors are based on the status of the loans at the valuation date – current, 30- 59 days delinquent, 60-89 days delinquent, 90+ days delinquent, foreclosure or REO – and proprietary loss migration models (e.g. percentage of 30 day delinquents that will ultimately migrate to default, percentage of 60 day delinquents that will ultimately migrate to default, etc.). The model assumes that the 60 day plus population will move to repossession inventory subject to our loss migration assumptions and liquidate over the next 24 months. Defaults vector from month 25 to month 36 to our month 37 CDR value and ultimately vector to zero over an extended period of time of at least 14 years. Default assumptions are benchmarked to the recent results experienced by major servicers of non-Agency MBS for securities with similar attributes and forecasts from other industry experts and industry research.

Loss Severity

Estimates for loss severity are based on the initial loan to value ratio, the loan’s lien position, private mortgage insurance proceeds available (if any), and the estimated change in the price of the property since origination. The historical change in the value of the property is estimated using the Housing Pricing Indices by Metropolitan Statistical Area (“MSA”) produced by the Federal Housing Finance Agency (“FHFA”). Estimates for future changes in the prices of the residences collateralizing the mortgages, is based on the Case Shiller forecasts and other industry forecasts by MSA.

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

Note 6 —Mortgage-Backed Securities available for sale—continued

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

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans

Loans Receivable

Loans receivable at December 31, 2013 and September 30, 2013 consist of the following:

	December 31,	September 30,
(in thousands)	2013	2013
Single-family residential mortgages	$64,176	$63,769
Single-family rental property loans	58,103	59,272
Commercial real estate loans	144,111	145,672
Construction loans	23,643	25,917
Commercial loans secured	124	161
Commercial loans unsecured	50	52
Commercial lines of credit	7,323	7,521
Automobile loans	127	132
Home equity lines of credit	34,266	33,443
Other consumer loans	1,412	1,496

	333,335	337,435
Less – undisbursed portion of loans in process	(7,760)	(7,966)
- unearned interest	(1)	(1)
- net deferred loan origination costs	360	272
- allowance for losses on loans	(5,619)	(5,604)

	$320,315	$324,136

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

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

The Allowance for Loan Losses and Recorded Investment in loans as of and for the three months ended December 31, 2013 are as follows:

Allowance for Losses on Loans

For the period ended December 31, 2013

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total Loans
Three Months ended December 31, 2013 Allowance for losses on loans:
Beginning Balance	$66	$2,543	$1,819	$1,101	$75	$—	$—	$5,604
Charge-Offs	—	—	—	—	—	—	(2)	(2)
Recoveries	—	—	—	—	—	17	—	17
Provisions	(1)	(110)	149	(26)	3	(17)	2	—

Ending Balance	$65	$2,433	$1,968	$1,075	$78	$—	$—	$5,619

Ending balance individually evaluated for impairment	$1,766
		$11,040	$5,861	$2,994	$680	$—	$—	$22,341	(1)

Ending balance collectively evaluated for impairment	$62,410	$47,063	$145,747	$20,649	$33,586	$127	$1,412	$310,994	(1)

Ending Allowance balance for loans individually evaluated for impairment	$—	$1,409	$57	$634	$—	$—	—	$2,100

Ending Allowance balance for loans collectively evaluated for impairment	$65	$1,024	$1,911	$441	$78	$—	$—	$3,519

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

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

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

The classification of loans as of December 31, 2013 and September 30, 2013 are as follows:

December 31, 2013

(Dollars in thousands)

	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$61,384	$45,782	$140,978	$19,249	$33,586	$127	$1,377	$302,483
Special Mention	1,026	1,281	4,769	1,400	—	—	—	8,476
Substandard	1,766	11,040	5,861	2,994	680	—	35	22,376
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$64,176	$58,103	$151,608	$23,643	$34,266	$127	$1,412	$333,335	(1)

September 30, 2013 (Dollars in thousands)
	Residential Loans	Residential Rental Loans	Commercial Loans	Construction Loans	Home Equity Loans	Automobile Loans	Other Consumer Loans	Total
Grade
Pass	$61,533	$50,531	$139,171	$21,523	$32,534	$132	$1,461	$306,885
Special Mention	782	991	5,736	1,400	644	—	35	9,588
Substandard	1,454	7,750	8,499	2,994	265	—	—	20,962
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—

Total	$63,769	$59,272	$153,406	$25,917	$33,443	$132	$1,496	$337,435	(1)

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.
(2)	Transitional loans are included in the Pass category for classification purposes.

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

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

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

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

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

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

Impaired loans as of December 31, 2013 are as follows:

	Impaired Loans As of December 31, 2013 (Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loan	$1,766	$1,766	$—
Residential Rental Loans	4,611	4,611	—
Commercial Loans	4,280	4,280	—
Construction Loans	—	—	—
Home Equity Loans	680	680	—
Consumer Loans	—	—	—
Other Loans	35	35	—

Total	$11,372	$11,372	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Residential Rental Loans	6,429	6,429	1,420
Commercial Loans	1,581	1,581	46
Construction Loans	2,994	2,994	634
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$11,004	$11,004	$2,100

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended December 31, 2013:

	Three Months Ended December 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized
Loans without specific valuation allowances:
Residential Loans	$1,769	$29
Residential Rental Loans	4,618	40
Commercial Loans	4,297	38
Construction Loans	—	—
Home Equity Loans	690	6
Consumer Loans	—	—
Other Loans	35	—

Total	$11,409	$113

Loans with specific allowance recorded:
Residential Loans	$—	$—
Residential Rental Loans	6,435	66
Commercial Loans	1,588	23
Construction Loans	2,994	32
Home Equity Loans	—	—
Consumer Loans	—	—
Other Loans	—	—

Total	$11,017	$121

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

Impaired loans as of September 30, 2013 are as follows:.

	Impaired Loans As of September 30, 2013 (Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance
Loans without specific valuation allowances:
Residential Loans	$1,454	$1,454	$—
Residential Rental Loans	1,296	1,296	—
Commercial Loans	6,897	6,897	—
Construction Loans	—	—	—
Home Equity Loans	265	265	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$9,912	$9,912	$—

Loans with specific allowance recorded:
Residential Loans	$—	$—	$—
Residential Rental Loans	6,507	6,507	1,441
Commercial Loans	1,602	1,602	118
Construction Loans	2,994	2,994	634
Home Equity Loans	—	—	—
Consumer Loans	—	—	—
Other Loans	—	—	—

Total	$11,103	$11,103	$2,193

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Credit Losses on Loans—continued

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended December 31,2012:

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

Past due loans as of December 31, 2013 and September 30, 2013 are as follows:

Credit Quality Information

Age Analysis of Past Due Loans

As of December 31, 2013

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$1,022	$527	$779	$2,328	$61,848	$64,176	$308	$—
Residential Rental Loans	67	277	3,476	3,820	54,283	58,103	1,195	—
Commercial Loans	—	—	1,553	1,553	150,055	151,608	374	—
Construction Loans	—	—	2,994	2,994	20,649	23,643	—	—
Home Equity Loans	247	—	231	478	33,788	34,266	—	—
Automobile Loans	—	—	—	—	127	127	—	—
Other Loans	—	—	35	35	1,377	1,412	—	—

Total (1)	$1,336	$804	$9,068	$11,208	$322,127	$333,335	$1,877	$—

(1)	Balances are not adjusted for undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

Credit Quality Information

Age Analysis of Past Due Loans

As of September 30, 2013

	30-59 Days past due	60-89 Days past due	Non-Accrual	Total past due and Non-Accrual	Current	Total Loans	Non- Accrual Loans that are Current	Loans Greater than 90 days and Accruing
Residential Loans	$753	89	718	1,560	62,209	63,769	347	$—
Residential Rental Loans	—	—	3,013	3,013	56,259	59,272	792	—
Commercial Loans	—	—	1,573	1,573	151,833	153,406	378	—
Construction Loans	—	—	2,994	2,994	22,923	25,917	2,994	—
Home Equity Loans	381	—	142	523	32,920	33,443	82	—
Automobile Loans	—	—	—	—	132	132	—	—
Other Loans	2	35	—	37	1,459	1,496	—	—

Total (1)	$1,136	124	8,440	9,700	327,735	337,435	4,593	$—

(1)	Balances exclude undisbursed portion of loans in process, unearned interest, deferred loan origination fees and costs and allowance for loan losses.

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

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

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

Charge-off Policies

The Company’s loan charge-off policies are as follows:

When loans begin to demonstrate collectability issues the Bank performs an analysis to determine if a loss is expected. Loans are generally charged down to the fair value of collateral securing the asset, less estimated cost to sell, when management judges the asset to be uncollectible, repayment is deemed to be protracted beyond reasonable time frames, the asset has been classified as loss by either the internal loan review process or external examiners, or when the borrower has filed bankruptcy and the loss becomes evident based on a lack of assets. Once foreclosure takes place, or when foreclosure is imminent, specific reserves are charged off and the asset is transferred to Foreclosed Real Estate based upon its estimated fair value less estimated disposal cost.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

Loans on Nonaccrual Status

(Dollars in Thousands)

	December 31, 2013		September 30, 2013
With no related allowance recorded:
Residential Loans	$779		$718
Residential Rental Loans	1,759		1,296
Commercial Loans	1,507		1,573
Constructions Loans	—		—
Home Equity Loans	231		—
Automobile Loans	—		—
Other Loans	35		—

	$4,311		$3,587

With an allowance recorded:
Residential Loans	$—		$—
Residential Rental Loans	1,717		1,717
Commercial Loans	46		—
Constructions Loans	2,994		2,994
Home Equity Loans	—		142
Automobile Loans	—		—
Other Loans	—		—

	$4,757		$4,853

Total Nonaccrual Loans	$9,068	(1)	$8,440	(1)

(1)	Includes Troubled Debt Restructurings (TDR’s) of $1.2 million at December 31, 2013 and $3.2 million at September 30, 2013, which were not delinquent. Reporting guidance requires disclosure of these loans as nonaccrual even though they may be current in terms of principal and interest payments. As of December 31, 2013 and September 30, 2013, the Company had total TDR’s of $7.2 million.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7—Disclosures About Credit Quality and the Allowance for Losses on Loans—continued

Modifications

During the three months ended December 31,

	2013			2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments	Number of Contracts	Pre- Modification Outstanding Recorded Investments	Post- Modification Outstanding Recorded Investments
Troubled Debt Restructurings
Residential- Prime	—	$—	$—	2	$111	$110
Commercial	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Consumer-Other	—	—	—	—	—	—
Finance leases	—	—	—	—	—	—

Troubled Debt Restructurings are considered to be in default after 90 days of non-payment. During the three months ended December 31, 2013 there were no TDR’s that were considered to be in default. During the three months ended December 31, 2012, there were two TDR’s totaling $235,000 that were considered to be in default.

Loans identified as Troubled Debt Restructurings are also included as nonperforming assets. TDR’s are represented by borrowers experiencing some form of financial difficulty, resulting in the Bank granting a concession as part of a loan modification. Loans modified as TDR’s were primarily comprised of loans for which payments were either deferred or reduced. Reporting guidance requires disclosure of these loans as nonperforming even though they may be current in terms of principal and interest payments. As of December 31, 2013, $7.2 million in TDR’s were included in non performing loans, $3.2 million of which were not delinquent.

As previously stated, TDR’s are included as nonperforming assets, although payments may be current in conjunction with modified loan terms. Typical loan modifications include lowering interest rates, deferring payments or extending repayment terms. As of December 31, 2013 specific loan loss reserves on TDR’s totaled $1.2 million.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8—Earnings Per Share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options and warrants, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average common shares outstanding for the three month periods ended December 31, 2013 and 2012, respectively, are as follows:

	For the Three Months Ended December 31,
	2013			2012
	(in thousands except per share data)
	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS
Net Income	$202	3,120	$0.06	$639	3,103	$0.21

Income available to common shareholders	$202	3,120	$0.06	$639	3,103	$0.21

Diluted EPS
Net Income	$202	3,120	$0.06	$639	3,103	$0.21
Effect of dilutive shares	—	86	—	—	132	(0.01)

Income available to common shareholders plus assumed conversions	$202	3,206	$0.06	$639	3,235	$0.20

Options to purchase 10,528 shares and 15,792 shares which were outstanding at December 31, 2013 and December 31, 2012, respectively, were not included in the computation of diluted EPS because the effect would have been anti-dilutive.

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 10—Regulatory Capital

The following table sets forth the Bank’s capital position at December 31, 2013:

			Minimum		To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$67,345	11.03%	$24,421	4.00%	$30,526	5.00%
Tier 1 risk based capital ratio (2)	67,345	18.06	N/A	N/A	22,368	6.00
Total risk based capital ratio (2)	70,771	18.98	29,824	8.00	37,280	10.00

(1)	To average total assets
(2)	To risk-weighted assets

The following table sets forth BCSB Bancorp Inc.’s capital position at December 31, 2013:

			Minimum		To Be Well Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
	Amount	% of Assets	Required Amount	% of Assets	Required Amount	% of Assets
	(Unaudited) (dollars in thousands)
Tier 1 leverage ratio (1)	$54,359	8.94%	$24,321	4.00%	$30,402	5.00%
Tier 1 risk based capital ratio (2)	54,359	14.52	N/A	N/A	22,458	6.00
Total risk based capital ratio (2)	57,785	15.44	29,944	8.00	37,430	10.00

(1)	To average total assets
(2)	To risk-weighted assets

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11—Stock Option Plans

The 1999 Plan

On July 15, 1999, the Company established a Stock Option Plan (the “1999 Plan”) whereby 120,366 shares of common stock were reserved for issuance under the 1999 Plan. Options granted under the 1999 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four or five annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were 42,119 options granted during the year ended September 30, 1999, 43,428 options granted during the year ended September 30, 2002, 15,792 options granted during the year ended September 30, 2007, 22,193 options granted during the year ended September 30, 2008 and, 11,796 options granted during the year ended September 30, 2009. No options were granted during the years ended September 30, 2003 through 2006,or, during the years ended September 30, 2011 through September 30, 2013. Also, there were no options granted during the three months ended December 31, 2013. Unexercised options granted during the years ended September 30, 1999 and September 30, 2002 have expired.

The 2009 Plan

At the annual shareholders meeting held in May 2009 the Company approved an additional Stock Option Plan (the “2009 Plan”) whereby 191,740 shares of common stock were reserved for issuance under the 2009 Plan. Options granted under the 2009 Plan may be Incentive Stock Options within the meaning of Section 422 of the Internal Revenue Code of 1986 as amended or Non-Qualified Stock Options. Options are exercisable in four annual installments at the market price of common stock at the date of grant. The Options must be exercised within ten years from the date of grant. There were no options granted during the years ended September 30, 2009 or 2010. There were 177,930 options granted during the year ended September 30, 2011. There were 15,052 options granted during the year ended September 30, 2012. There were no options granted during the year ended September 30, 2013 or the three months ended December 31, 2013.

The following table summarizes the shares under the Company’s outstanding stock options at December 31, 2013:

Number of Shares	Price	Weighted Average Contractual Life (Years)
10,528	$28.41	3.0
12,055	11.61	4.0
4,825	8.25	5.5
108,174	10.29	6.8
15,052	13.74	8.2

The total exercisable shares of 95,264 have a weighted average contractual life of 5.7 years, and an aggregate intrinsic value of $1.3 million as of December 31, 2013.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 11—Stock Option Plans—continued

The following table presents the activity related to options under all plans for the three months ended December 31, 2013:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	239,875	$11.50
Options exercised	(89,241)	(10.75)
Options Expired	—	—
Granted	—	—

Outstanding at December 31, 2013	150,634	$11.94

Exercisable at December 31, 2013	95,264	$12.49

During the three months ended December 31, 2013 and December 31, 2012 there were no stock options granted. Option expense recognized during the three month periods ended December 31, 2013 and December 31, 2012 was $43,018 and $57,252, respectively. As of December 31, 2013, $143,844 of total unrecognized pretax expense related to stock options is expected to be recognized from January 1, 2014 through March 31, 2022.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 12—Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board issued ASU No. 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for interim and annual periods beginning after December 15, 2014. Adoption of ASU 2014-04 is not expected to have a significant impact on the Company’s financial statements.

Note 13—Guarantees

The Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit. Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all letters of credit, when issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers. The Company generally holds collateral and/or personal guarantees supporting these commitments. The Company has $424,000 of standby letters of credit as of December 31, 2013. Management believes that the proceeds obtained through a liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payment required under the corresponding guarantees. The current amount of the liability as of December 31, 2013 for guarantees under standby letters of credit issued is not considered to be material.

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

There were no transfers between levels during the three months ended December 31, 2013. The Company’s policy is to recognize transfers in and transfers out at the actual date of the event or change in the circumstances that caused the transfer. The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14—Fair Value Measurements—continued

Fair values of investment securities are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows and are generally classified within Level 2 of the valuation hierarchy.

The following tables present the financial instruments measured at fair value by class on the recurring basis as of December 31, 2013 and September 30, 2013 on the Consolidated Statement of Financial Condition utilizing the hierarchy discussed above.

		At December 31, 2013			Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2	Level 3	Earnings
Loans available for sale	$324	$—	$324	$—	$—
Equity Investments	100	—	—	100	—
Corporate Bonds available for sale	4,800	—	4,800	—	—
GNMA certificates available for sale	3,321	—	3,321	—	—
FNMA certificates available for sale	21,029	—	21,029	—	—
FHLMC certificates available for sale	7,861	—	7,861	—	—
Private label collateralized mortgage obligations available for sale	4,603	—	4,603	—	—
Collateralized mortgage obligations available for sale	175,564	—	175,564	—

	$217,602	$—	$217,502	$100	$—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14—Fair Value Measurements—continued

		At September 30, 2013				Total changes In fair values Included in Period
($ in thousands)	Total	Level 1	Level 2		Level 3	Earnings
Loans available for sale	$—	$—	$		$—	$—
Equity Investments	100			—	100	—
Corporate Bonds available for sale	4,654	—		4,654	—	—
GNMA certificates available for sale	3,384	—		3,384	—	—
FNMA certificates available for sale	22,040	—		22,040	—	—
FHLMC certificates available for sale	8,187	—		8,187	—	—
Private label collateralized mortgage obligations available for sale	4,614	—		4,614	—	—
Collateralized mortgage obligations available for sale	181,825	—		181,825	—	—

	$224,804	$—		$224,704	$100	$—

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

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 14—Fair Value Measurements—continued

Foreclosed Real Estate and Repossessed Assets

Once a loan is determined to be uncollectible, the underlying collateral is repossessed and reclassified to Foreclosed Real Estate. These assets are carried at lower of cost or fair value of the collateral, less estimated costs to sell. There was $2.8 million in foreclosed real estate at December 31, 2013.

Impaired loans, Foreclosed Real Estate and Repossessed Assets are classified as Level 3 within the valuation hierarchy.

	At December 31, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,766	$—	$—	$1,766
Impaired Residential Rental Loans	11,040	—	—	11,040
Impaired Commercial and Lease Loans	5,861	—	—	5,861
Impaired Construction Loans	2,994	—	—	2,994
Impaired Home Equity Loans	680	—	—	680
Impaired Other Loans	35	—	—	35
Foreclosed Real Estate	2,783	—	—	2,783

Total	$25,159	$—	$—	$25,159

	At September 30, 2013
($ in thousands)	Total	Level 1	Level 2	Level 3
Impaired Residential Loans	$1,454	$—	$—	$1,454
Impaired Residential Rental Loans	6,362	—	—	6,362
Impaired Commercial and Lease Loans	8,381	—	—	8,381
Impaired Construction Loans	2,360	—	—	2,360
Impaired Home Equity Loans	265	—	—	265
Premises and equipment held for sale	—	—	—	—
Foreclosed Real Estate	2,861	—	—	2,861

Total	$21,683	$—	$—	$21,683

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15—Disclosures About Fair Value of Financial Instruments—Continued

The estimated fair values of the Bank’s financial instruments are as follows as of December 31, 2013:

	December 31, 2013 Fair Value Measurement
(dollars in thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial Assets
Cash	$8,794	$8,794	$8,794	$—	$—
Interest-bearing deposits in other banks	11,545	11,545	11,545	—	—
Federal Funds sold	4,227	4,227	4,227	—	—
Investment securities available for sale	4,900	4,900	—	4,900	—
Loans available for sale	324	324	—	324	—
Loan Receivable
Mortgage Loans	318,903	332,543	—	—	332,543
Share Loans	413	413	—	—	413
Consumer Loans	999	999	—	—	999
Mortgage-backed securities-available for sale	212,378	212,378	—	212,378	—
Federal Home Loan Bank of Atlanta Stock	771	771	771	—	—
Federal Reserve Bank Stock	1,394	1,394	1,394	—	—
Bank owned life insurance	17,637	17,637	17,637	—	—
Accrued interest receivable	1,618	1,618	—	1,618	—
Mortgage servicing rights	34	34	—	—	34
Financial Liabilities
Deposits	$531,563	$529,073	—	529,073	—
Junior Subordinated Debt	17,011	17,011	—	17,011	—
Accrued interest payable	133	133	—	133	—

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 15—Disclosures About Fair Value of Financial Instruments—Continued

The estimated fair values of the Bank’s financial instruments are as follows as of September 30, 2013:

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

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 16—Changes in Accumulated Other Comprehensive Income (Loss) by Component.

The following table presents each component of accumulated other comprehensive income (loss), net of tax, for the three months ended December 31, 2013 and the twelve months ended September 30, 2013:

(dollars in thousands)	Net Unrealized Gains and Losses on Investment Securities	Total
October 1, 2013	$(4,686)	$(4,686)
Other Comprehensive Income Before Reclassifications	11	11
Amounts Reclassified from Accumulated Other Comprehensive Income net of tax	—	—

Net Current-Period Other Comprehensive Income	11	11

December 31, 2013	$(4,675)	$(4,675)

[1]	Amounts in parenthesis indicate debits

(dollars in thousands)	Net Unrealized Gains and Losses on Investment Securities	Total
October 1, 2012	$1,511	$1,511
Other Comprehensive Loss Before Reclassifications	(6,155)	(6,155)
Amounts Reclassified from Accumulated Other Comprehensive Income net of tax $(27)	(42)	(42)

Net Current-Period Other Comprehensive Loss	(6,197)	(6,197)

September 30, 2013	$(4,686)	$(4,686)

BCSB BANCORP, INC. AND SUBSIDIARIES

Baltimore, Maryland

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 17—Merger

On June 13, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with F.N.B. Corporation (“FNB”), the parent company of First National Bank of Pennsylvania (“FNB Bank”). Pursuant to the Merger Agreement, the Company will merge with and into FNB (the “Merger”). Promptly following consummation of the Merger, it is expected that Baltimore County Savings Bank will merge with and into FNB Bank. In the Merger, shareholders of the Company will receive 2.080 shares (the “Exchange Ratio”) of FNB common stock for each common share of the Company they own. Outstanding Company stock options and share awards relating to Company common shares will be converted into options and share awards relating to shares of FNB common stock upon consummation of the Merger, subject to adjustments based on the Exchange Ratio. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by the Company’s shareholders, the receipt of all required governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement, effectiveness of the registration statement to be filed by FNB with the SEC to register shares of FNB common stock to be offered to Company shareholders, receipt of tax opinions, and the absence of any injunctions or other legal restraints. Currently, the Merger is expected to have an effective closing date of February 15, 2014..

F.N.B. and BCSB Bancorp recently became aware that on December 9, 2013, a purported stockholder of BCSB Bancorp filed a putative class action and derivative complaint in the Circuit Court for Baltimore County, Maryland, captioned Darr v. BCSB Bancorp, Inc., et al., at Case No. 03-C-13-014034, and naming as defendants BCSB Bancorp, its board of directors and F.N.B. The lawsuit makes various allegations against the defendants relating to F.N.B.’s proposed acquisition of BCSB Bancorp, including that the Registration Statement on Form S-4 filed on November 19, 2013 in connection with the proposed acquisition omits certain information allegedly necessary for BCSB Bancorp’s shareholders to make an informed vote on the proposed transaction, that the director defendants breached their fiduciary duties to BCSB Bancorp in approving the proposed transaction and that F.N.B. aided and betted those alleged breaches. On January 30, 2014, the plaintiff voluntarily dismissed the complaint.

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected and the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 . The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

During the three months ended December 31, 2013, total assets decreased by $13.1 million, or 2.1%, from $619.0 million at September 30, 2013 to $605.9 million at December 31, 2013. Our cash and cash equivalents decreased $1.9 million, or 7.1% from $26.5 million at September 30, 2013 to $24.6 million at December 31, 2013, primarily due to a decrease in deposits. Net loans receivable decreased $3.8 million, or 1.2%, from $324.1 million at September 30, 2013 to $320.3 million at December 31, 2013. The decrease relates primarily to a decline in residential mortgages due to accelerated repayments and sales of new loan production. The Company has employed a strategy of selling newly originated long term fixed rate residential loans into the secondary loan market. Management’s portfolio lending strategy remains focused on commercial real estate, commercial business and home equity lending. Mortgage-backed securities available for sale decreased by $7.7 million, or 3.5%, from $220.1 million at September 30, 2013 to $212.4 million at December 31, 2013. The decrease was primarily due to principle repayments on the portfolio.

Deposits decreased by $12.2 million, or 2.2%, from $543.8 million at September 30, 2013 to $531.6 million at December 31, 2013.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012

Net Income. Net income was $202,000 for the three months ended December 31, 2013 and $639,000 for the three months ended December 31, 2012. This decrease in net income was primarily due to merger related expense,

Net Interest Income. Net interest income decreased by $572,000, or 11.1%, from $5.1 million for the three months ended December 31, 2012 to $4.5 million for the three months ended December 31, 2013. The decrease in net interest income primarily was due to a decrease in interest and fees on loans as the average yield and average balance of the loan portfolio continued to decline. These decreases were partially offset by a declining cost of funds on the deposit portfolio.

Interest Income. Interest income decreased by $891,000, or 13.5% from $6.6 million for the three months ended December 31, 2012 to $5.7 million for the three months ended December 31, 2013. Interest and fees on loans decreased by $795,000 or 14.9%, from $5.3 million for the three months ended December 31, 2012 to $4.5 million for the three months ended December 31, 2013. This was primarily due to lower average yield and average balances on loans as the portfolio continued to decline. The average rate declined by 65 basis points, from 6.30% during the three months ended December 31, 2012 to 5.65% during the three months ended December 31, 2013. Average loans declined by $17.40 million during the three months ended December 31, 2013 as compared to the same period in 2012. Interest income on mortgage-backed securities also declined by $61,000, or 5.2% from $1.2 million for the three months ended December 31, 2012 to $1.1 million for the three months ended December 31, 2013. This decrease was primarily due to lower average rates on mortgage-backed securities. The average rates on mortgage-backed securities decreased 17 basis points, from 2.22% during the three months ended December 31, 2012 to 2.05% during the three months ended December 31, 2013.

Interest Expense. Interest expense, which consists of interest on deposits, interest on junior subordinated debentures and other interest expense, decreased from $1.5 million for the three months ended December 31, 2012 to $1.2 million for the three months ended December 31, 2013, a decrease of $319,000 or 21.5%. Interest on deposits decreased $314,000, or 23.7%, from $1.3 million for the three months ended December 31, 2012 to $1.0 million for the three months ended December 31, 2013. This decrease was primarily due to the decline in the average cost of deposits of 19 basis points from .94% for the three months ended December 31, 2012 to .75% for the three months ended December 31, 2013.

Average Balance Sheet. The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the three month periods ended December 31, 2013 and 2012.

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

	For the Three Months Ended December 31,
	2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable, net (1)	$320,404	$4,527	5.65%	$337,822	$5,322	6.30%
Mortgage-backed securities	217,819	1,118	2.05	212,511	1,179	2.22
Investment securities and FHLB stock	6,978	47	2.69	7,047	72	4.09
Other interest earning assets	18,388	15	.33	45,190	25	.22

Total Interest-earning assets	563,589	5,707	4.05	602,570	6,598	4.38
Bank Owned Life Insurance	17,534			16,909
Noninterest-earning assets	27,108			24,355

Total assets	$608,231			$643,834

Interest-bearing liabilities:
Deposits	$538,872	$1,013	.75%	$564,799	$1,327	.94%
Junior Subordinated Debentures	17,011	152	3.57	17,011	157	3.69
Other liabilities	872	—	—	1,056	—	—

Total interest-bearing liabilities	556,755	1,165	.84	582,866	1,484	1.02

Noninterest-bearing liabilities	809			5,535

Total liabilities	557,564			588,401
Stockholders’ Equity	50,667			55,433

Total liabilities and stockholders’ equity	$608,231			$643,834

Net interest income		$4,542			$5,114

Interest rate spread			3.21%			3.36%

Net interest margin (2)			3.22%			3.39%

Ratio average interest earning assets/interest-bearing liabilities			101.23%			103.38%

(1)	Includes nonaccrual loans
(2)	Represents net interest income divided by the average balance of interest-earning assets.

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

	For Three Months Ended December 31,
	2013	Vs.		2012

		Increase (Decrease) Due to

	Volume	Rate	Rate/Volume	Total
	(In Thousands)
Interest income:
Loans receivable, net	$(274)	$(548)	$27	$(795)
Mortgage-backed securities	29	(88)	(2)	(61)
Investment securities	—	(25)	—	(25)
Other interest-earning assets	(14)	12	(8)	(10)

Total interest-earning assets	(259)	(649)	17	(891)
Interest expense:
Deposits	(61)	(265)	12	(314)
Junior Subordinated Debentures	—	(5)	—	(5)

Total interest-bearing liabilities	(61)	(270)	12	(319)

Change in net interest income	$(198)	$(379)	$5	$(572)

Provision for Loan Losses. We charge or credit to income provisions for loan losses to maintain the total allowance for loan losses at a level we consider adequate to provide for losses inherent in the loan portfolio as of the balance sheet date. In determining the provision, we consider a number of factors such as existing loan levels, prior loss experience, current economic conditions and the probability of these conditions affecting existing loans. We did not established any additional provision for losses on loans during the three months ended December 31, 2013 as compared to a provision of $500,000 for the three months ended December 31, 2012. In establishing such provisions, we considered an analysis of the risk inherent in the loan portfolio. For additional information see “Asset Quality.”

Other Income. Other income decreased $173,000, or 26.0%, from $665,000 for the three months ended December 31, 2012 to $492,000 for the three months ended December 31, 2013. The decrease in other income for the three months ended December 31, 2013 was primarily attributable to a decrease in miscellaneous income of $145,000, or 44.7%, from $324,000 for the three months ended December 31, 2012, to $179,000 for the three months ended December 31, 2013. This decrease was primarily due to decreased commissions from investment sales. Losses on repossessed assets also increased by $41,000 or 100%, from $0 for the three months ended December 31, 2012, to $41,000 for the three months ended December 31, 2013. Fees on transaction accounts decreased by $12,000 or 7.4%, from $162,000 for the three months ended December 31, 2012, to $150,000 for the three months ended December 31, 2013. These decreases were partially offset by an increase in income from Bank Owned Life Insurance of $25,000, or 18.1% from $138,000 for the three months ended December 31, 2012 to $163,000 for the three months ended December 31, 2013.

Non-interest Expenses. Total non-interest expenses increased by $390,000, or 9.1%, from $4.3 million for the three months ended December 31, 2012 to $4.7 million for the three months ended December 31, 2013. This increase was primarily due to costs associated with the upcoming merger. Merger related expense was $914,000 for the three months ended December 31, 2013 compared to $0 for the three months ended December 31, 2012. The increase in merger related expense was partially offset by decreases in salaries and related expenses of $267,000, or 10.4% %, from $2.6 million for the three months ended December 31, 2012, to $2.3 million for the three months ended December 31, 2013. Occupancy expense decreased by $47,000 , or 7.7%, from $607,000 for the three months ended December 31, 2012, to $560,000 for the three months ended December 31, 2013. Federal Insurance premiums decreased by $20,000, or 13.7% from $146,000 for the three months ended December 31, 2012 to $126,000 for the three months ended December 31, 2013. Professional fees decreased $85,000, or 76.6% from $111,000 for the three months ended December 31, 2012 to $26,000 for the three months ended December 31, 2013, primarily due to significantly reduced legal fees. Foreclosure and impaired loan expenses decreased by $62,000, or 61.4% from $101,000 for the three months ended December 31, 2012 to $39,000 for the three months ended December 31, 2013, primarily due to reduced foreclosures. There were no other notable fluctuations within other categories of non-interest expenses during the three months ended December 31, 2013 as compared with the same period of the preceding fiscal year.

Income Taxes. Our income tax expense was $175,000 and $373,000 for the three months ended December 31, 2013 and 2012, respectively. The change in income taxes for the three months ended December 31, 2013 as compared to the same period in the prior year was primarily due to decreased pretax earnings and certain nondeductible merger related expenses during the three months ended December 31, 2013.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	At December 31, 2013	At September 30, 2013
	(In thousands)
Commitments to originate new loans	$3.652	$549
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	31,136	31,323
Commercial letters of credit	424	480

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

Asset Quality

At December 31, 2013, we had $17.8 million in non-performing assets, consisting of nonaccrual loans, accruing troubled debt restructurings and repossessed assets representing 2.94% of total assets. At September 30, 2013 non-performing assets were $17.3 million or 2.79% of total assets. Our net recoveries (charge-offs) for the three months ended December 31, 2013 and December 31, 2012 were $15,000 and ($482,000), respectively. Our allowance for loan losses was $5.6 million at December 31, 2013 and September 30, 2013.

The following table presents an analysis of the Company’s non-performing assets:

	At December 31, 2013	At September 30, 2013
	(In thousands)
Nonperforming loans:
Nonaccrual loans (1):
Single family residential	$1,010	$860
Single family rental property	3,476	3,013
Commercial real estate	1,507	1,526
Construction	2,994	2,994
Commercial lines of credit	46	47
Consumer Loans	35	—

Total nonaccrual loans	9,068	8,440
Loans 90 days past due and accruing	—	—
Accruing Troubled Debt Restructurings	5,964	5,999

Total non-performing loans	15,032	14,439
Foreclosed Real Estate	2,783	2,861

Total nonperforming assets	$17,815	$17,300

Nonperforming loans to loans receivable	4.69%	4.45%
Nonperforming assets as a percentage of loans, foreclosed real estate and repossessed assets	5.51%	5.29%
Nonperforming assets to total assets	2.94%	2.79%
Loans modified in Troubled Debt Restructuring	$7,192	$7,226

(1)	Nonaccrual status denotes loans on which, in the opinion of management, the collection of additional interest is questionable. Also included in this category at December 31, 2013 are $1.2 million in Troubled Debt Restructurings, $1.2 million of which were current. Reporting guidance requires disclosure of these loans as nonaccrual until the loans have performed according to the modified terms for a sustained period. As of December 31, 2013, the Company had a total of $7.2 million in Troubled Debt Restructurings.

The following table sets forth an analysis of the Company’s allowance for loan losses for the periods indicated:

	For the Three Months Ended December 31
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$5,604	$5,470
Loans charged-off:
Real estate mortgages:
Single-family residential	—	—
Single-family residential-rentals	—	(1)
Commercial	—	—
Construction	—	(504)
Commercial Leases	—	—
Consumer	(2)	—

Total charge-offs	(2)	(505)
Recoveries:
Real estate mortgage:
Single-family residential	—	—
Single-family residential-rentals	—	—
Commercial	—	3
Construction	—	—
Commercial leases	—	—
Consumer	17	20

Total recoveries	17	23
Net loan recoveries (charged-off)	15	(482)
Provision for loan losses	—	500

Balance at end of period	$5,619	$5,488

Ratio of net recoveries (charge-offs) (annualized) to average loans outstanding during the period	0.00%	0.57%

Regulations require that we classify assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2013, the Company had $26.3 million in classified assets, consisting of $20.2 million in substandard loans, $3.9 million in substandard CMO’s, and $2.8 million in foreclosed property. At September 30, 2013, the Company had $27.4 million in classified assets consisting of $20.9 million in substandard loans, $3.7 million in substandard CMO’s and $2.8 million in foreclosed property or other real estate owned. For further information see note 7 of the notes to consolidated financial statements.

In addition to regulatory classifications, we also classify as “special mention” assets that are currently performing in accordance with their contractual terms but may exhibit some form of credit weakness and may become classified or non-performing assets in the future. At December 31, 2013, we have identified approximately $8.5 million in assets classified as special mention. At September 30, 2013, $9.6 million in assets were classified as special mention.

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

Liquidity and Capital Resources

At December 31, 2013, the Bank and the Company exceeded all of their regulatory minimum capital requirements and are categorized as “well capitalized” under the regulatory framework for prompt corrective action. For information comparing the Bank’s and the Company’s capital levels to the regulatory requirements, see Note 10 of the Notes to Consolidated Financial Statements.

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

The primary investing activities of the Company are the origination of loans and the purchase of investment securities and mortgage-backed securities. During the three months ended December 31, 2013 and 2012, the Company had $15.8 million and $17.0 million, respectively, of gross loan originations. During the three months ended December 31, 2013, and 2012 the Company purchased $0 and $12.9 million, respectively, in investment securities and mortgage-backed securities. The primary financing activity of the Company is the attraction of savings deposits.

Management seeks to maintain a relatively high level of liquidity in order to retain flexibility in terms of investment opportunities and deposit pricing. Because liquid assets generally provide for lower rates of return, the Bank’s relatively high liquidity will, to a certain extent, result in lower rates of return on assets.

The Company’s most liquid assets are cash, interest-bearing deposits in other banks and federal funds sold, which are short-term, highly liquid investments with original maturities of less than thirty days that are readily convertible to known amounts of cash. The levels of these assets are dependent on the Company’s operating, financing and investing activities during any given period. At December 31, 2013, cash, interest-bearing deposits in other banks and federal funds sold were $8.8 million, $11.5 million and $4.2 million, respectively.

The Company has other sources of liquidity if there is a need for funds. The Bank has the ability to obtain advances from the FHLB of Atlanta in excess of $69.3 million as of December 31, 2013 and has a line of credit with M & T Bank for $5.0 million. In addition, securities in the available for sale portfolio provide liquidity and the Company has the immediately liquid resources of cash, cash due from banks and federal funds sold if needed. The Bank also has the ability to borrow from the Federal Reserve’s discount window with pledged securities.

We anticipate that we will have sufficient funds available to meet our current commitments. Certificates of deposit which are scheduled to mature in less than one year at December 31, 2013 totaled $109.0 million. Based on past experience, management believes that a significant portion of such deposits will remain with Baltimore County Savings Bank.

In June 2002, BCSB Bankcorp issued $12,887,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust I, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.65% over the three month LIBOR rate, and reset quarterly. The rate was 3.89% at December 31, 2013. The debentures are the sole asset of BCSB Bankcorp Capital Trust I. BCSB Bankcorp Capital Trust I issued $12,500,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust I obligations under the preferred securities. The Company used a portion of the net proceeds that it retained from the 2008 completed stock offering to redeem $6.0 million of the $12.5 million in outstanding trust preferred securities issued by BCSB Bankcorp Capital Trust I.

In September 2003, BCSB Bankcorp issued $10,310,000 of junior subordinated debentures to BCSB Bankcorp Capital Trust II, a Delaware business trust, of which BCSB Bancorp now owns all of the common equity. The debentures carry a rate of 3.00% over the three month LIBOR rate, and reset quarterly. The rate was 3.24% at December 31, 2013. The debentures are the sole asset of BCSB Bankcorp Capital Trust II. BCSB Bankcorp Capital Trust II issued $10,000,000 of mandatory redeemable preferred securities to investors. BCSB Bancorp’s obligation under the debentures and related documents, taken together, constitute a full and unconditional guarantee by BCSB Bancorp of BCSB Bankcorp Capital Trust II obligations under the preferred securities.

Pursuant to these trust preferred securities, the Company, must make quarterly interest payments, which totaled $152,000 during the three months ended December 31, 2013 and $157,000 during the three months ended December 31, 2012.

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

For information regarding the Company’s legal proceedings see “Legal Proceedings,” in the Company’s Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission on December 23, 2013 . As of December 31, 2013, the legal proceedings of the Company have not changed materially from those reported in the Form 10-K. See Note 17 of the Notes to Consolidated Financial Statements set forth in “Part I Financial Information—Item 1 Financial Statements for information with respect to the plaintiff’s voluntary dismissal of a putative class action and derivative complaint in the Circuit Court for Baltimore County, Maryland captioned Darr v. BCSB Bancorp, Inc. et. al., at Case No. 03-C-13-014034.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors see “Risk Factors,” in the Company’s Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission on December 28, 2013. As of December 31, 2013, the risk factors of the Company have not changed materially from those reported in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title

3.1	Articles of Incorporation of BCSB Bancorp, Inc. (1)

3.2	Amended and Restated Bylaws of BCSB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of BCSB Bancorp, Inc. (1)

4.2	Articles Supplementary establishing Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of BCSB Bancorp, Inc. (3)

4.3	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association ,dated June 27, 2002 (4)

4.4	Form of Floating Rate Junior Subordinated Deferrable Interest Debenture (4)

4.5	Indenture between BCSB Bankcorp, Inc. and Wells Fargo Bank, National Association. dated September 30, 2003 (4)

4.6	Form of Junior Subordinated Debt Securities Due 2033 (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Section 1350 Certifications

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition; (ii) Consolidate Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference from the Company’s Registration Statement on Form S-1 (File No. 333-148745).
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on March 25, 2009 (File No. 0-53163).
(3)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008 (File No. 0-53163).
(4)	Incorporated herein by reference from BCSB Bankcorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2003 (File No. 0-24589).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCSB BANCORP, INC.

Date: February 14, 2014	/s/ Joseph J. Bouffard
Joseph J. Bouffard
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2014	/s/ Anthony R. Cole
Anthony R. Cole
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)